Form 10-Q
period 1995-03-31
UNITED BANCORP /OR/
filed 1995-05-11
CIK 101032

- - - - - -------------------------------------------------------------------------------
- - - - - -------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            	 --------------------

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1995, or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____________ to _______________

                          ---------------------------
                       Commission File Number 2-81060-S
                          ---------------------------

                                 UNITED BANCORP

            (Exact name of Registrant as specified in its charter)

                                     OREGON
         (State or other jurisdiction of incorporation or organization)

                              555 S.E. KANE STREET
                                ROSEBURG, OREGON
                    (Address of principal executive offices)

                                   93-0612062
                      (IRS Employer Identification Number)

                                     97470
                                   (Zip code)

                                (503) 440-2629
              (Registrant's telephone number, including area code)

                                NOT APPLICABLE
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

     Yes  x                            No
        ------                           ------

The number of shares of common stock, par value $2.50, outstanding at March 31, 1995, was $440,442.

- - - - - -------------------------------------------------------------------------------
- - - - - -------------------------------------------------------------------------------

                                 UNITED BANCORP
                                    FORM 10-Q
                                      INDEX

PART I:  Financial Information                                             Page
         ---------------------                                             ----

Item 1:  Financial Statements
         --------------------

         Consolidated Balance Sheets at March 31, 1995 and December 31,
         1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

         Statements of Consolidated Income for the three months ended
         March 31, 1995 and March 31, 1994. . . . . . . . . . . . . . . . .  5

         Condensed Statements of Changes in Consolidated Cash Flows -
         three months ended March 31, 1995 and March 31, 1994 . . . . . . .  7

         Computation of Earnings per Share for the three months ended
         March 31, 1995 and March 31, 1994. . . . . . . . . . . . . . . . .  9

         Notes to Condensed Consolidated Financial Statement March 31,
         1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10

Item 2:  Management's Discussion and Analysis of Financial Conditions
         and Results of Operation . . . . . . . . . . . . . . . . . . . . . 11

PART II: Other Information
         -----------------

Item 1:  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . 12

Item 2:  Changes in Securities. . . . . . . . . . . . . . . . . . . . . . . 12

Item 3:  Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . 12

Item 4:  Submission of Matters to a Vote of Security Holders. . . . . . . . 12

Item 5:  Other Information. . . . . . . . . . . . . . . . . . . . . . . . . 12

Item 6:  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . 12

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

                        UNITED BANCORP AND SUBSIDIARIES
                          Consolidated Balance Sheets
                           (In Thousands of Dollars)


                                                        March 31,  December 31,
                                                          1995         1994
                                                       ----------  ------------
                                                       (Unaudited)   (Audited)


ASSETS
- - - - - ------

Cash and cash equivalents:
  Cash due from banks                                      $7,587      $5,048
  Interest bearing deposits with bank                       2,637       2,020
                                                       ----------  ----------
    Total cash and cash equivalents                        10,224       7,068

Securities:
  Held-to-maturity: Fair value of $26,768
    (26,197 in 1994)                                       27,421      27,551
  Available-for-sale                                       21,002      31,456
                                                       ----------  ----------
    Total Securities                                       48,423      59,007

Loans:                                                     34,358      33,775
  Less allowance for loan losses                             (385)       (483)
                                                       ----------  ----------
    Net loans                                              33,973      33,292

Bank premises, furniture and equipment, net                 2,888       2,941
Accrued interest receivable and other assets                1,040       1,134
Deferred tax assets                                           206         415
                                                       ----------  ----------
    Total Assets                                           96,754     103,857
                                                       ==========  ==========

LIABILITIES
- - - - - -----------

Deposits:
  Demand                                                   11,341      12,317
  Interest bearing                                         25,944      28,099
  Savings                                                  14,883      16,550
  Time Certificates
    Certificates of $100 or larger                          1,050       1,089
    Certificates of less than $100                         12,084      10,331
                                                       ----------  ----------
    Total Deposits                                         65,302      68,386


                        UNITED BANCORP AND SUBSIDIARIES
                          Consolidated Balance Sheets
                           (In Thousands of Dollars)
                                  (Continued)


                                                        March 31,  December 31,
                                                          1995         1994
                                                       ----------  ------------
                                                       (Unaudited)   (Audited)


Federal funds purchased and securities sold under
  agreements to repurchase                                  8,675      13,606
Bank Line of Credit                                             0       4,600
Notes Payable                                              11,945       7,092
Debt of Employee Stock Ownership Plan                         298         240
Other liabilities                                             556         441
                                                       ----------  ----------
    Total Liabilities                                      86,776      94,365

STOCKHOLDERS' EQUITY:

Common stock $2.50 par value, 5,000,000 shares
  authorized; 440,442 and 439,879 issued and
  outstanding respectively                                  1,101       1,096
Additional paid-in capital                                  3,513       3,484
Retained Earnings                                           6,045       5,940
Deferred compensation under Employee Stock
  Ownership Plan                                             (298)       (240)
Net unrealized gains or securities
  available-for-sale, net of $282 and $490 of
  deferred income tax expense, respectively                  (383)       (788)
                                                       ----------  ----------
    Total stockholders' equity                              9,978       9,492
                                                       ----------  ----------
    Total Liabilities and Stockholders' Equity            $96,754    $103,857
                                                       ==========  ==========

See notes to condensed consolidated financial statements.


                        UNITED BANCORP AND SUBSIDIARIES
                       Consolidated Statements of Income
                           (In Thousands of Dollars)


                                                          March 31,  March 31,
                                                            1995       1994
                                                        ----------  ----------
                                                        (Unaudited) (Unaudited)


Interest Income
  Loans                                                       $926        $734
  Federal funds sold and interest bearing deposits
    with bank                                                   34          18
  Securities
    Taxable                                                    869         672
    Exempt from Federal Income Taxes                            95          60
                                                         ---------   ---------
    Total Interest Income                                    1,924       1,484

Interest Expense
  Deposits                                                     303         322
  Federal funds purchased and securities sold under
    agreements to repurchase                                   152          56
  Notes payable                                                194          73
                                                         ---------   ---------
    Total Interest Expense                                     649         451

    Net Interest Income                                      1,275       1,033
Provision (Credit) for loan losses                               0           0
                                                         ---------   ---------
    Net Interest Income after provision (credit) for
      loan losses                                            1,275       1,033

Non-Interest Income
  Service charges on deposit accounts                          122         134
  Other service charges, commissions and fees                   44          55
  Other Income                                                   5          (5)
                                                         ---------   ---------
    Total Non-Interest Income                                  171         184

Non-Interest Expense
  Salaries and employee benefits                               554         459
  Net Occupancy and Equipment                                  159         120
  Losses (Gains) on sale of securities                         (58)          0
  Other                                                        365         407
                                                         ---------   ---------
    Total Non-Interest Expense                               1,020         986
                                                         ---------   ---------


                        UNITED BANCORP AND SUBSIDIARIES
                       Consolidated Statements of Income
                           (In Thousands of Dollars)
                                  (Continued)


                                                          March 31,  March 31,
                                                            1995       1994
                                                        ----------  ----------
                                                        (Unaudited) (Unaudited)


    Income Before Income Taxes                                 426         231

  Provision for Income Taxes                                   136          90
                                                         ---------   ---------
      NET INCOME                                               290         141
                                                         =========   =========

See notes to condensed consolidated financial statements.


                        UNITED BANCORP AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                           (In Thousands of Dollars)


                                                        March 31,   March 31,
                                                          1995        1994
                                                       ----------  ----------
                                                       (Unaudited) (Unaudited)


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
- - - - - ------------------------------------------------

Cash flows from operation activities:
  Net Income                                                  290         141
  Reconciliation of net income to net cash
    provided by operating activities:
    Loss on disposal of furniture and equipment                 0           0
    Depreciation and Amortization                              76          55
    Provision (Credit) for Loan Losses                          0           0
    Provision (Credit) for deferred income taxes                0           0
    Compensation paid in stock                                  0          22
    Stock dividend received on FHLB stock                     (19)        (17)
    Amortization of securities' discounts and
      premiums                                                (19)        149
    Net realized (Gains) losses on sale of
      securities Available for Sale                           (59)          0
    Change in assets and Liabilities:
      Decrease (Increase) in accrued interest
        receivable and other assets                            94        (216)
      Increase (Decrease) in other liabilities                115         183
                                                       ----------  ----------
        Net cash provided by operating activities             478         317
Cash flows from investing activities:
  Securities:
    Available-for-sale:
      Maturities                                              614       ----
      Purchase                                                  0       ----
      Proceeds from sales of securities                    10,627       ----
    Held-to-maturity:
      Maturities                                              134       ----
      Purchase                                                (81)      ----
    Maturities of securities                                ----        5,451
    Purchase of securities                                  ----       (6,341)
    Proceeds from sales of securities                       ----          923
  Net (Increase) decrease in loans                           (681)        819
  Purchase of premises, furniture and equipment               (23)        (50)
                                                       ----------  ----------
    Net cash provided by (used in) investing
      activities                                           10,590         802


                        UNITED BANCORP AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                           (In Thousands of Dollars)
                                  (Continued)


                                                        March 31,   March 31,
                                                          1995        1994
                                                       ----------  ----------
                                                       (Unaudited) (Unaudited)


Cash flows from financing activities:
  Net increase (Decrease) in demand deposits,
    interest bearing transaction and savings
      accounts                                             (4,798)     (3,469)
  Proceeds from sales of certificates of deposit
    greater (less) than payments for maturing time
    deposits                                                1,714       2,042
  Proceeds from issuance of ESOP Debt                          68
  Stock purchase for ESOP                                     (68)
  Net increase (Decrease) in federal funds
    purchased and securities sold under repurchase
    agreements                                             (9,531)      1,573
  Net borrowings from bank line of credit                       0
  Net advances from FHLB of Seattle                         5,000
  Repayment of debt                                          (147)     (1,379)
  Retirement of Stock                                           0
  Proceeds from issuance of stock                              35          35
  Cash dividends paid                                        (185)       (175)
                                                       ----------  ----------
    Net cash provided by (used in) financing
      activities                                           (7,912)     (1,373)
Net increase (Decrease) in cash and cash
  equivalents                                               3,156        (254)
  Cash and cash equivalents at beginning of the
    year                                                    7,068       4,941
                                                       ----------  ----------
  Cash and cash equivalents at the end of the
    period                                                $10,224      $4,687
                                                       ==========  ==========

NON CASH INVESTING AND FINANCING ACTIVITIES:
Change in unrealized gains (losses) on securities
  available-for-sale, net deferred income tax                 405        (422)
CASH PAID DURING THE YEAR FOR:
  Interest                                                   $485        $351
  Income Taxes                                                 $0          $0

See notes to condensed consolidated financial statements.


                        UNITED BANCORP AND SUBSIDIARIES
                       Computation of earnings per share
                (In Thousands of Dollars, except per share data)


                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                      1995             1994
                                                  ----------        ----------
                                                  (Unaudited)       (Unaudited)


Primary:

  Average shares outstanding                         439,806           439,879

  Net Income                                            $290              $141

  Per share amount                                     $0.66             $0.32
                                                  ==========        ==========


                        UNITED BANCORP AND SUBSIDIARIES
            Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

March 31, 1995

Note A ---- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 - 01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

UNITED BANCORP AND SUBSIDIARIES

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Total assets at March 31, 1995 were $96.754 million. This is a decrease from December 31, 1994 of $7.1 million or 6.84 %. This was due largely in part to the Company's sale of over $10 million of its securities. The Company had incurred short term debt in the fourth quarter of 1994 in order to purchase securities at higher yields. The bond market declined in the first quarter of 1995 resulting in gains in the Company's portfolio. The Company took advantage of these gains to pay off such short term debt. If interest rates continue to rise in the second quarter of 1995, the Company will continue to take advantage of these gains to purchase securities at higher yields.

Loans have increased since December 31, 1994 by almost $600,000 representing almost a 2% increase. The Company had $98,000 in net charge offs which represented three-tenths of a percent of outstanding gross loans. At December 31, 1994, the loan loss reserve was $483,000 which represented 1.43% of outstanding gross loans. The Company's loan loss reserve was $385,028 at March 31, 1995 which represented 1.12% of outstanding gross loans. The Company will increase its loan loss reserves by $30,000 over the next quarter to increase its loan loss reserve percentage.

Demand Deposits and Interest Bearing Deposits decreased by $3.1 million (a 7.75% decrease), while Savings Deposits decreased by $1.6 million (a 10% decrease). The Company believes that with interest rates rising over the last year, customers have moved interest bearing deposit accounts into non banking products such as mutual funds and treasury notes in order to yield higher returns. In order to offset the decreases in the interest bearing accounts, the Company offered increased rates for its Time Certificates, resulting in an increase of Time Certificates of $1.7 million.

Interest income rose $440,000 for the three months ended March 31, 1995 compared to the three months ended March 31, 1994. This was due to interest rates rising significantly over the last year. Prime rate went from 6% in March of 1994 to 9% in March of 1995, and the Treasury yield curve increased at approximately the same rate. Loan interest income increased by $192,000 due to the purchase of $4 million in commercial real estate loans yielding 11.1% in May of 1994. The Company owned 90% of these loans and purchased the remaining 10% from the Oregon Public Employee Retirement System. Interest expense on deposits and other funding liabilities increased $198,000 for the three months ended March 31, 1995 compared to the three months ended March 31, 1994 resulting in an increase in net interest margin of $242,000. The purchase of the commercial real estate loans permitted the Company to continue to keep its cost of funds at manageable levels.

Non Interest Income decreased during the first quarter of 1995 by $13,000 due to service charges on deposit accounts. Non Interest Expenses increased by $91,000 during the first quarter of 1995 primarily due to an increase in Salary and Benefits expenses and a new loan to purchase shares for the Company's ESOP.

UNITED BANCORP AND SUBSIDIARIES

PART II:  OTHER INFORMATION

  ITEM 1.  LEGAL PROCEEDINGS

           NONE

  ITEM 2.  CHANGES IN SECURITIES

           NONE

  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

           NONE

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           NONE

  ITEM 5.  OTHER INFORMATION

           NONE

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           A.  Exhibits

               None

           B.  Reports on Form 8-K

               None

UNITED BANCORP AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act if 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned therewith duly authorized.


                                         UNITED BANCORP
                                         (REGISTRANT)



Date:  May 11, 1995                 By:  LINDA A. GANIM, TREASURER
                                         -------------------------
                                         Linda A. Ganim, Treasurer
                                         (Principal Accounting Officer)

Date:  May 11, 1995                 By:  M. JOHN LOOSLEY
                                         ----------------------
                                         M. John Loosley
                                         President