Form 10-Q
period 1995-06-30
UNITED BANCORP /OR/
filed 1995-08-14
CIK 101032

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ----------------------

                                  FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1995, or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to _____________

                       --------------------------------
                       Commission File Number 2-81060-S
                       --------------------------------

                                UNITED BANCORP

            (Exact name of Registrant as specified in its Charter)

                                    OREGON
        (State or other jurisdiction of incorporation or organization)


                             555 S.E. KANE STREET
                            Roseburg, Oregon 97470
                   (Address of principal executive offices)

                                  93-0612062
                     (IRS Employer Identification Number)

                                (503) 440-2629
             (Registrants' telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

     Yes  X    No
        -----    -----

Number of shares of common stock, par value $2.50, outstanding at June 30, 1995, was 440,442.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                UNITED BANCORP
                                   FORM 10-Q
                                     INDEX

PART I:  FINANCIAL INFORMATION                                             PAGE
         ---------------------                                             ----

Item 1:  Financial Statements
         --------------------

         Consolidated Balance Sheets at June 30, 1995 and December 31,
         1994. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

         Statements of Consolidated Income for the three months ended
         June 30, 1995 and June 30, 1994 . . . . . . . . . . . . . . . . . .  5

         Statements of Consolidated Income for the six months ended
         June 30, 1995 and June 30, 1994 . . . . . . . . . . . . . . . . . .  7

         Condensed Statements of Changes in Consolidated Cash Flows -
         for the six months ended June 30, 1995 and June 30, 1994. . . . . .  9

         Computation of Earnings per Share for the three months ended
         June 30, 1995 and June 30, 1994 . . . . . . . . . . . . . . . . . . 11

         Computation of Earnings per Share for the six months ended
         June 30, 1995 and June 30, 1994 . . . . . . . . . . . . . . . . . . 12

         Notes to Condensed Consolidated Financial Statements June 30,
         1995. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

Item 2.  Management's Discussion and Analysis of Financial Conditions
         and Results of Operation. . . . . . . . . . . . . . . . . . . . . . 14

Part II: OTHER INFORMATION
         -----------------

Item 1:  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . 15

Item 2:  Changes In Securities . . . . . . . . . . . . . . . . . . . . . . . 15

Item 3:  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . 15

Item 4:  Submission of Matters to a Vote of Security Holders . . . . . . . . 15

Item 5:  Other Information . . . . . . . . . . . . . . . . . . . . . . . . . 16

Item 6:  Exhibits and reports on Form 8-K. . . . . . . . . . . . . . . . . . 16

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

                        UNITED BANCORP AND SUBSIDIARIES
                          Consolidated Balance Sheets
                           (In Thousands of Dollars)


                                                       June 30,    December 31,
                                                         1995          1994
                                                      ----------   ------------
                                                      (Unaudited)    (Audited)


ASSETS
------

Cash and cash equivalents:
  Cash due from banks                                     $4,169 	      $5,048)
  Interest bearing deposits with bank                        785 	       2,020
                                                      ----------   -----------
    Total cash and cash equivalents                        4,954         7,068

Securities:
  Held-to-maturity: (Fair value of $26,815
    (26,197 in 1994)                                      26,879        27,551
  Available-for-sale                                      19,275        31,456
                                                      ----------   -----------
Total Securities                                          46,154        59,007

Loans:                                                    41,674        33,775
  Less allowance for loan losses                            (414)         (483)
                                                      ----------   -----------
    Net loans                                             41,260        33,292

Bank premises, furniture and equipment                     2,869         2,941
Accrued interest receivable and other assets                 968         1,134
Deferred tax assets                                          116           415
                                                      ----------   -----------
    Total Assets                                          96,321       103,857

LIABILITIES
-----------

Deposits:
  Demand                                                  12,752       $12,317
  Interest bearing                                        24,946        28,099
  Savings                                                 14,172        16,550
  Time Certificates
    Certificates of $100 or Larger                           317         1,089
    Certificates less than $100                           11,922        10,331
                                                      ----------   -----------
    Total Deposits                                        64,109        68,386


                        UNITED BANCORP AND SUBSIDIARIES
                          Consolidated Balance Sheets
                           (In Thousands of Dollars)
                                  (Continued)


                                                       June 30,    December 31,
                                                         1995          1994
                                                      ----------   ------------
                                                      (Unaudited)    (Audited)


Federal funds purchased and securities sold under
  agreements to repurchase                                 9,195        13,606
Bank Line of Credit                                            0         4,600
Notes Payable                                             11,798         7,092
Debt of Employee Stock Ownership Plan                        276           240
Other liabilities                                            609           441
                                                      ----------   -----------
    Total Liabilities                                     85,987        94,365

STOCKHOLDER'S EQUITY
--------------------

Common stock $2.50 par value, 5,000,000 shares
  authorized; 440,442 and 438,534 issued and
  outstanding at June 30, 1995, and December 31,
  1994, respectively                                       1,101         1,096
Additional paid-in capital                                 3,513         3,484
Retained Earnings                                          6,268         5,940
Deferred compensation under Employee Stock
  Ownership Plan                                            (276)         (240)
Net unrealized gains (losses) on securities
  available-for-sale, net of ($265) and $168
  of deferred income tax expense, respectively              (272)         (788)
                                                      ----------   -----------
    Total stockholders' equity                            10,334         9,492
                                                      ----------   -----------
    Total Liabilities and Stockholders' Equity           $96,321      $103,857
                                                      ==========   ===========

See notes to condensed consolidated financial statements.


                        UNITED BANCORP AND SUBSIDIARIES
                       Consolidated Statements of Income
                           (In Thousands of Dollars)


                                                         Three Months Ended
                                                       June 30,      June 30,
                                                         1995          1994
                                                      ----------    ----------
                                                      (Unaudited)    (Audited)


Interest Income
  Loans                                                     $977         $803
  Federal funds sold and interest bearing deposits
    with bank                                                 14           25
  Securities
    Taxable                                                  727          689
    Exempt from Federal Income Taxes                          98           93
                                                      ----------    ---------
    Total Interest Income                                  1,816        1,610

Interest Expense
  Deposits                                                   323          311
  Federal funds purchased and securities sold
    under agreements to repurchase                            94           88
  Notes Payable                                              192          108
                                                      ----------    ---------
    Total Interest Expense                                   609          507

    Net Interest Income                                    1,207        1,103
Provision (Credit) for loan losses                            30            0
                                                      ----------    ---------
    Net Interest Income after provision for
      loan losses                                          1,177        1,103

Non-Interest Income
  Service charges on deposit accounts                        126          130
  Other service charges, commissions and fees                 41           43
  Other Income                                                15           29
                                                      ----------    ---------
    Total Non-Interest Income                                182          202

Non-Interest Expense
  Salaries and employee benefits                             575          486
  Net Occupancy and Equipment                                147          110
  Losses (Gains) on sale of securities                       (49)          22
  Other                                                      355          428
                                                      ----------    ---------
    Total Non-Interest Expense                             1,028        1,046
                                                      ----------    ---------


                        UNITED BANCORP AND SUBSIDIARIES
                       Consolidated Statements of Income
                           (In Thousands of Dollars)
                                  (Continued)


                                                         Three Months Ended
                                                       June 30,      June 30,
                                                         1995          1994
                                                      ----------    ----------
                                                      (Unaudited)    (Audited)


    Income Before Income Taxes                               331          259

  Provision for Income Taxes                                 106           62
                                                      ----------    ---------
      NET INCOME                                             225          197
                                                      ==========    =========

See notes to condensed consolidated financial statements.


                        UNITED BANCORP AND SUBSIDIARIES
                       Consolidated Statements of Income
                           (In Thousands of Dollars)


                                                          Six Months Ended
                                                       June 30,      June 30,
                                                         1995          1994
                                                      ----------    ----------
                                                      (Unaudited)    (Audited)


Interest Income
  Loans                                                   $1,903       $1,536
  Federal funds sold and interest bearing
    deposits with bank                                        48           44
  Securities
    Taxable                                                1,596        1,361
    Exempt from Federal Income Taxes                         193          154
                                                      ----------    ---------
      Total Interest Income                                3,740        3,095

Interest Expense
  Deposits                                                   626          633
  Federal funds purchased and securities sold
    under agreements to repurchase                           246          144
  Notes Payable                                              386          181
                                                      ----------    ---------
    Total Interest Expense                                 1,258          958

    Net Interest Income                                    2,482        2,137

    Provision (Credit) for loan losses                        30            0
                                                      ----------    ---------
      Net Interest Income after provision
        for loan losses                                   2,452         2,137

Non-Interest Income
  Service charges on deposit accounts                       248           264
  Other service charges, commissions and fees                85            98
  Other Income                                               20            24
                                                      ----------    ---------
    Total Non-Interest Income                               353           386

Non-Interest Expense
  Salaries and employee benefits                          1,129         1,022
  Occupancy and Equipment                                   306           230
  Losses (Gains) on sale of securities                     (107)           22
  Other                                                     720           759
                                                      ----------    ---------
    Total Non-Interest Expense                            2,048         2,033
                                                      ----------    ---------



                        UNITED BANCORP AND SUBSIDIARIES
                       Consolidated Statements of Income
                           (In Thousands of Dollars)
                                  (Continued)



                                                          Six Months Ended
                                                       June 30,      June 30,
                                                         1995          1994
                                                      ----------    ----------
                                                      (Unaudited)    (Audited)


    Income Before Income Taxes                              757           490

Provision for Income Taxes                                  242           152
                                                      ---------     ---------
      NET INCOME                                            515 	         338
                                                      =========     =========

See notes to condensed consolidated financial statements.


                        UNITED BANCORP AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                           (In Thousands of Dollars)


                                                          Six Months Ended
                                                       June 30,      June 30,
                                                         1995          1994
                                                      ----------    ----------
                                                      (Unaudited)    (Audited)


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
------------------------------------------------

Cash flows from operating activities:
  Net Income                                                 515          338
  Reconciliation of net income to net cash
    provided by operating activities:
    Loss on disposal of furniture and equipment                0            0
    Depreciation and Amortization                            152          108
    Provision (Credit) for Loan Losses                        30            0
    Provision (Credit) for Deferred Income Taxes               0            0
    Compensation paid in stock                                 0           22
    Stock dividend received on FHLB stock                    (38)         (28)
    Amortization of securities' discounts and
      premiums                                               (15)         184
    Net realized (Gains) losses on sale of
      Available for Sale                                    (107)         (22)
  Change in Assets and Liabilities:
    Decrease (Increase) in accrued interest
      receivable and other assets                            166         (496)
    Increase (Decrease) in other liabilities                 168          336
                                                      ----------    ---------
      Net cash provided by operating activities              870          443
Cash flows from investing activities:
  Securities:
    Available for Sale:
      Maturities                                           1,153        ----
      Purchases                                                0        ----
      Proceeds from sales of securities                   10,627        ----
    Held to Maturity:
      Maurities                                            2,947        ----
      Purchases                                             (899)       ----
    Maturities of securities                               ----        15,283
    Purchase of securities                                 ----       (11,926)
    Proceeds from sales of securities                      ----         2,923
Net (Increase) decrease in loans                          (7,998)      (1,691)
Purchase of premises, furniture and equipment                (81)        (111)
                                                      ----------    ---------
    Net cash provided by (used in) investing
      activities                                           5,748        4,479


                        UNITED BANCORP AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                           (In Thousands of Dollars)
                                  (Continued)


                                                          Six Months Ended
                                                       June 30,      June 30,
                                                         1995          1994
                                                      ----------    ----------
                                                      (Unaudited)    (Audited)


Cash flows from financing activities:
  Net increase (Decrease) in demand deposits,
    interest bearing transaction, and savings
    accounts                                              (5,096)        (483)
  Proceeds from sales of certificates of
    deposit greater (less) than payments for
    maturing time deposits                                   819          232
  Proceeds from issuance of ESOP Debt                         68		          0
  Stock purchase for ESOP                                    (68)           0
  Net increase (Decrease) in federal funds
    purchased and securities sold under
    repurchase agreements                                 (9,011)      (4,056)
  Net borrowings from bank line of credit                      0            0
  Net advances from FHLB of Seattle                        5,000            0
  Repayment of notes, contracts payable,
    debentures and debt under ESOP                          (249)       2,799
  Retirement of Stock                                          0            0
  Proceeds from issuance of stock                             35           35
  Cash dividends paid                                       (185)        (175)
                                                      ----------    ---------
      Net cash provided by (used in) financing
        activities                                        (8,732)      (1,648)
Net increase (Decrease) in cash and cash
  equivalents                                             (2,114)       3,274
  Cash and cash equivalents at beginning of the
    year                                                   7,068        4,941
                                                      ----------    ---------
  Cash and cash equivalents at the end of the
    period                                                 4,954        8,215
                                                      ==========    =========

NON CASH INVESTING AND FINANCING ACTIVITIES:
Net unrealized gains (losses) on securities
  available-for-sale, net of ($265) and
  $168 of deferred income tax expense
  respectively                                               516         (516)
CASH PAID DURING THE YEAR FOR:
  Interest                                                 1,116          864
  Income Taxes                                               191           70


See notes to condensed consolidated financial statements.


                        UNITED BANCORP AND SUBSIDIARIES
                       Computation of earnings per share
               (In Thousands of Dollars, except per share data)


                                                    Three Months Ended June 30,
                                                    ---------------------------
                                                        1995           1994
                                                    -----------     -----------
                                                    (Unaudited)     (Unaudited)


Primary:

  Average shares outstanding                           440,441 		      439,053

  Net Income                                              $225            $196

  Per share amount                                       $0.51           $0.45
                                                    ==========      ==========


                        UNITED BANCORP AND SUBSIDIARIES
                       Computation of earnings per share
               (In Thousands of Dollars, except per share data)


                                                     Six Months Ended June 30,
                                                    ---------------------------
                                                        1995           1994
                                                    -----------     -----------
                                                    (Unaudited)     (Unaudited)


Primary:

  Average shares outstanding                           440,224         439,053

  Net Income                                              $515            $338

  Per share amount                                       $1.17           $0.77

                                                    ==========      ==========


                        UNITED BANCORP AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

June 30, 1995

Note A ---- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 - 01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

UNITED BANCORP AND SUBSIDIARIES

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Total assets at June 30, 1995 equaled $96.321 million, representing a decrease from December 31, 1994 of $7.5 million or 7.26%. This was due primarily to the Company's sale of over $10 million of its securities. The Company had incurred short term debt in the fourth quarter of 1994 in order to purchase securities at higher yields. When the bond market declined in the first quarter of 1995, the value of the Company's portfolio increased. The Company, as a result of the increase in the value of its securities, sold part of its portfolio and paid in full a substantial part of its short term debt. The Company had $3 million of its US Agencies securities called by their issuers, which contributed to a decrease in total assets. The call of these securities resulted in a gain of $44,000.

Due to the lower interest rate environment, the Company has invested in additional loans which are riskier, but which yield higher returns than its securities portfolio. Loans have increased since December 31, 1994 by $7,998,000 to $41.26 million representing a 23.9% increase. The Company purchased an interest in $5.2 million in seasoned commercial real estate loans. The loans are primarily located in the Willamette Valley region of the State of Oregon and have an average yield of 8.7% and an average life of eight years. The Company purchased these loans primarily from the proceeds of the Company's sale and call of its securities. In addition, the Company experienced an increase in its Home Equity loans of $1 million and its Commercial loans of approximately $1 million. The Company increased its loan loss reserve by $30,000 during the second quarter of 1995 to increase its loan loss reserves. The Company had $98,000 in net charge offs during such quarter which represented two-tenths of one percent of outstanding gross loans. At December 31, 1994, the loan loss reserve was $483,000 which represented 1.43% of outstanding gross loans. The Company's loan loss reserve was $414,867 at June 30, 1995 which represented 0.97% of outstanding gross loans. The Company will continue to increase its loan loss reserve in the second half of 1995 in order that its loan loss reserve reflects the Company's historical rate of loan losses.

Demand and Interest Bearing Deposits decreased by $2.7 million to $37.7 million (a 6.73% decrease), while Savings Deposits decreased by $2.3 million to $14.1 million (a 14.3% decrease). The Company, in the view of management, believes that, with interest rates rising over the last year, customers have continued to transfer interest bearing deposit accounts into nonbanking products such as mutual funds and treasury notes, which currently yield higher returns than interest bearing deposit accounts and which, in turn, has resulted in a decrease in Deposits. Other borrowings also decreased by approximately
$5 million to $20.9 million.

Interest income rose $644,000 for the six months ended June 30, 1995 compared to the six months ended June 30, 1994. This was due primarily to interest yields on earning assets rising from 6.33% in 1994 to 7.82% in 1995. The average earning asset balance increased by $2.6 million for the period ended June 30, 1995 compared to the period ended June 30, 1994 even though there was a reduction in the securities portfolio. Interest income from loans increased by $367,000. The average balance of loans increased by $5 million for the period ended June 30, 1995 compared to the period ended June 30, 1994. Average yield on loans increased from 8.89% in 1994 to 10.04% in 1995. Interest expense on deposits and other funding liabilities increased $300,000 to $1.258 million for the six months ended June 30, 1995 compared to the six months ended June 30, 1994. Net interest income increased $345,000 from $2.137 million for the six months ended June 30, 1994 compared to $2.452 million for the six months ended June 30, 1995.

Non Interest Income decreased during the first six months of 1995 by $33,000 to $353,000 compared to the first six months of 1994 due primarily to a decrease in income from service charges on deposit accounts. Non interest expenses increased by $15,000 to $2.048 million also when compared to the first six months of 1994. Salaries and employee benefits increased by $107,000 when compared to the same period in 1994. The increase in salary expense is made up of at least two factors. The Company reviewed its compensation policies and, as a result, in some instances, increased salaries for certain of its employees. It also hired personnel with higher qualifications as replacements were needed, which resulted in additional salary expense and improvements in efficiency. Occupancy expense increased $76,000 largely due to depreciation on computer equipment purchased in 1994; and, other expenses decreased by $39,000. These expenses were offset by a gain in the sale and call of securities of $107,000. Total net income for the first six months of 1995 increased over the same period of 1994 by $177,000 or 52.37% to a total of $515,000.

PART II:  OTHER INFORMATION

  ITEM 1.  LEGAL PROCEEDINGS

           NONE

  ITEM 2.  CHANGES IN SECURITIES

           NONE

  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

           NONE

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           The following matters were submitted to and approved by the shareholders at an annual meeting of the shareholders held on April 25, 1995:

           The following nominees for election as directors, to hold office for a three year term and until their successors are duly elected and qualified, received the number of votes set forth opposite their respective names:

           Nominee              For            Against           Withheld
           -------              ---            -------           --------
           Gary L. Kjensrud     315,252           0                  0
           Pete Martini         315,252           0                  0
           Richard D. Watkins   315,252           0                  0
           David A. Jackson     315,252           0                  0

           John Loosely, Williams C. Stiles, and Lauren Young continue to serve as directors after this meeting, with their terms to expire in 1996 and until their successors are duly elected and qualified, and David Geddes, Lance Short, Joseph Taucher, and Donna Wooley also continue to serve as directors after the meeting, with their terms to expire in 1997 and until their successors are duly elected and qualified.

           The ratification of Coopers & Lybrand as auditor was approved by the Company's shareholders, with shareholders owning 315,215 shares voting in favor of such ratification and no shareholders either voting against or withholding their votes.

  ITEM 5.  OTHER INFORMATION

           NONE

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           A.  Exhibits

               27 Financial Data Schedule (filed electronically only)

           B.  Reports on Form 8-K

               None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act if 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          UNITED BANCORP
                                          REGISTRANT



Date:  August 11, 1995                By: LINDA A. GANIM, TREASURER
                                          -----------------------------
                                          Linda Ganim, Treasurer
                                          (Principal Accounting Officer)



Date:  August 11, 1995                By: M. JOHN LOOSLEY
                                          -----------------------------
                                          M. John Loosley, President