Form 10-Q
period 1995-09-30
UNITED BANCORP /OR/
filed 1995-11-14
CIK 101032

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ----------------------

                                  FORM 10 - Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarter ended September 30, 1994

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________ to __________

                            ______________________
                       Commission File Number 2-81060-S
                            ----------------------

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

                                     97470
                                   (Zip Code)

                                 (541) 440-2629
               (Registrants' telephone number, including area code)

                                 NOT APPLICABLE
               (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days

     YES  X                             NO
        -----                             -----

The number of shares of common stock, par value $2.50, outstanding at September 30, 1995, was 440,441

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        UNITED BANCORP AND SUBSIDIARIES
                                   FORM 10-Q
                                     INDEX

PART I    FINANCIAL INFORMATION                                           PAGE
          ---------------------                                           ----

Item 1:   Financial Statements
          --------------------

          Consolidated Balance Sheets at September 30, 1995 and
          December 31, 1994..............................................    3

          Consolidated Statements of Income for the three months ended
          September 30,1995 and September 30, 1994.......................    5

          Consolidated Statements of Income for the nine months ended
          September 30, 1995 and September 30, 1994......................    7

          Consolidated Statements of Changes in Cash Flows for the nine
          months ended September 30, 1995 and September 30, 1994.........    9

          Computation of Earnings per Share for the three months ended
          September 30, 1995 and September 30, 1994......................   11

          Computation of Earnings per Share for the nine months ended
          September 30, 1995 and September 30, 1994......................   12

          Notes to Condensed Consolidated Financial Statements,
          September 30, 1995.............................................   13

Item 2.   Management's Discussion and Analysis of Financial Conditions
          and Results of Operation.......................................   14

Part II   OTHER INFORMATION..............................................   16

Item 1.   Legal Proceedings..............................................   16

Item 2.   Changes In Securities..........................................   16

Item 3.   Defaults upon Senior Securities................................   16

Item 4.   Submission of Matters to a Vote of Security Holders............   16

Item 5.   Other Information..............................................   16

Item 6.   Exhibits and Reports on Form 8-K

          EX-27  Financial Data Schedule (Filed electroniccaly only).....   16


Signatures...............................................................   17

                        UNITED BANCORP AND SUBSIDIARIES
                          Consolidated Balance Sheets
                           (In Thousands of Dollars)

                                                    September 30,  December 31,
                                                        1995           1994
                                                    -------------  ------------
                                                    (Unaudited)      (Audited)

ASSETS
------
Cash and cash equivalents:
     Cash and due from banks.....................   $    2,521     $     5,048
     Interest bearing deposits with bank.........        4,587           2,020
                                                    ----------     -----------
         Total cash and cash equivalents.........        7,108           7,068

Securities:
     Held-To-Maturity: (Fair value of $25,015
     ($26,197 at September 30, 1994).............       24,976          27,551

     Available-For-Sale .........................       18,707          31,456
                                                    ----------     -----------
         Total Securities........................       43,683          59,007

Loans  ..........................................       39,888          33,775
     Less allowance for loan losses..............         (455)           (483)
                                                    ----------     -----------
         Net loans...............................       39,433          33,292

Bank premises, furniture and equipment...........        2,815           2,941
Accrued interest receivable and other assets.....          968           1,134
Deferred tax assets..............................          -0-             415
                                                    ----------     -----------
Total Assets.....................................   $   94,007     $   103,857
                                                    ==========     ===========
LIABILITIES:
-----------
Deposits:
     Demand......................................   $   11,210     $    12,317
     Interest bearing............................       25,486          28,099
     Savings.....................................       13,466          16,550

     Time Certificates:
         Certificates of $100m or Larger.........          866           1,089
         Certificates less than $100m............       12,039          10,331
                                                    ----------     -----------
     Total Deposits..............................       63,067          68,386

                                     -3-

                        UNITED BANCORP AND SUBSIDIARIES
                          Consolidated Balance Sheets
                           (In Thousands of Dollars)
                                  (Continued)

                                                    September 30,  December 31,
                                                       1995           1994
                                                    (Unaudited)    (Audited)


Federal funds purchased and securities sold under
agreements to repurchase.........................       10,389          13,606

Bank Line of Credit..............................            0           4,600

Notes Payable....................................        8,450           7,092

Debt of Employee Stock Ownership Plan............          255             240

Other liabilities................................          721             441

Deferred Tax Liability...........................          108               0
                                                    ----------     -----------
     Total Liabilities...........................       82,990          94,365

STOCKHOLDERS' EQUITY:
     Common stock $2.50 par value, 5,000,000 shares
     authorized; 440,441 and 438,534 issued and
     outstanding at September 30, 1995 and December
     31, 1994 respectively.......................        1,102           1,096

Additional paid-in capital.......................        3,513           3,484
Retained Earnings................................        6,588           5,940
Deferred compensation under Employee Stock
Ownership Plan...................................         (255)           (240)
Net unrealized gains (losses) on securities
Available-For-Sale, net of $33 and $490 of deferred
income tax expense, respectively.................           69            (788)
                                                    ----------     -----------
    Total stockholders' equity...................       11,017           9,492
                                                    ----------     -----------
Total Liabilities and Stockholders' Equity.......   $   94,007     $   103,857


           See notes to condensed consolidated financial statements.

                                      -4-

                        UNITED BANCORP AND SUBSIDIARIES
                       Consolidated Statements of Income
                           (In Thousands of Dollars)

                                                        Three Months Ended
                                                    September 30,  December 31,
                                                       1995           1994
                                                    (Unaudited)    (Audited)

Interest Income
     Loans.......................................   $    1,095     $       810
     Federal funds sold and interest bearing
     deposits with bank..........................            5              27
Securities
     Taxable.....................................          645             791
     Exempt from Federal Income Taxes............          103              85
                                                    ----------     -----------
        Total Interest Income....................        1,848           1,713

Interest Expense
     Deposits....................................          342             301
     Federal funds purchased and securities sold
     under agreements to repurchase..............          108              92
     Notes Payable...............................          156             102
                                                    ----------     -----------
        Total Interest Expense...................          606             495


           Net Interest Income...................        1,242           1,218
     Provision (Credit) for loan losses..........           20               0
                                                    ----------     -----------
           Net Interest Income after provision
           for loan losses.......................        1,222           1,218

Non-Interest Income
     Service charges on deposit accounts.........          119             130
     Other service charges, commissions and fees.           57              33
     Other Income................................            5              24
                                                    ----------     -----------
        Total Non-Interest Income................          181             186

Non-Interest Expense
     Salaries and employee benefits..............          520             679
     Net Occupancy and Equipment.................          110             143
     Losses (Gains) on sale of securities........          (55)              0
     Other.......................................          324             248
                                                    ----------     -----------
        Total Non-Interest Expense...............          929           1,070

                                      -5-

                        UNITED BANCORP AND SUBSIDIARIES
                       Consolidated Statements of Income
                           (In Thousands of Dollars)
                                 (Continued)

                                                        Three Months Ended
                                                    September 30,  December 31
                                                         1995          1994
                                                    (Unaudited)    (Audited)


     Income Before Income Taxes..................          474             334

        Provision for Income Taxes...............          157             106
                                                    ----------     -----------
           NET INCOME............................   $      317     $       228


           See notes to condensed consolidated financial statements.


                        UNITED BANCORP AND SUBSIDIARIES
                       Consolidated Statements of Income
                           (In Thousands of Dollars)

                                                         Nine Months Ended
                                                    September 30,  December 31,
                                                        1995           1994
                                                    (Unaudited)    (Audited)

Interest Income
     Loans.......................................   $    2,998     $     2,346
     Federal funds sold and interest bearing
     deposits with bank..........................           53              71
Securities
     Taxable.....................................        2,241           2,152
     Exempt from Federal Income Taxes............          296             239
                                                    ----------     -----------
        Total Interest Income....................        5,588           4,808

Interest Expense
     Deposits....................................          968             934
     Federal funds purchased and securities sold
     under agreements to repurchase..............          354             236
     Notes Payable...............................          542             284
                                                    ----------     -----------
        Total Interest Expense...................        1,864           1,453

           Net Interest Income...................        3,724           3,355
     Provision (Credit) for loan losses..........           50               0
                                                    ----------     -----------
           Net Interest Income after provision
           for loan losses.......................        3,674           3,355

Non-Interest Income
     Service charges on deposit accounts.........          367             394
     Other service charges, commissions and fees.          142             130
     Other Income................................           25              48
                                                    ----------     -----------
        Total Non-Interest Income................          534             572

Non-Interest Expense
     Salaries and employee benefits..............        1,649           1,624
     Occupancy and Equipment.....................          446             373
     Losses (Gains) on sale of securities........         (162)             22
     Other.......................................        1,044           1,083
                                                    ----------     -----------
        Total Non-Interest Expense...............        2,977           3,101
                                                    ----------     -----------


                        UNITED BANCORP AND SUBSIDIARIES
                       Consolidated Statements of Income
                           (In Thousands of Dollars)
                                  (Continued)


                                                         Nine Months Ended
                                                    September 30,  December 31,
                                                       1995           1994
                                                    (Unaudited)    (Audited)

           Income Before Income Taxes............        1,231             826

     Provision for Income Taxes..................          399             260
                                                    ----------     -----------
           NET INCOME............................   $      832     $       566



           See notes to condensed consolidated financial statements.



                        UNITED BANCORP AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                           (In Thousands of Dollars)

                                                         Nine Months Ended
                                                    September 30,  December 31,
                                                       1995           1994
                                                    (Unaudited)    (Audited)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
-------------------------------------------------
Cash flows from operating activities:
  Net Income.....................................   $      832     $       566
  Reconciliation of net income to net cash
    provided by operating activities:
    Loss on disposal of furnituere and equipment.            0               0
    Depreciation and Amortization................          224             169
    Provision (Credit) for Loan Losses...........           50               0
    Provision (Credit) for Deferred Income Taxes.            0               0
    Compensation paid in stock...................            0              22
    Stock dividend received on FHLB stock........          (62)            (43)
    Amortization of securities' discounts and
    premiums.....................................          (19)            218
    Net realized (Gains) Loss on sale of
    securities Available for Sale................         (162)            (22)
    Decrease (Increase) in accrued interest
    receivable and other assets..................          166            (476)
    Increase (Decrease) in other liabilities.....          280             459
                                                    ----------     -----------
      Net cash provided by operating activities..        1,309             892

Cash flows from investing activities:
    Securities:
      Available For Sale:
        Maturities...............................        1,699          -----
        Purchase.................................         (264)         -----
        Proceeds from sales of securities........       11,499          -----
      Held-to-Maturity:
        Maturities...............................        4,912          -----
        Purchase.................................         (899)         -----
      Maturities of securities...................        -----          19,004
      Purchase of securities.....................        -----         (22,744)
      Proceeds from sales of securities..........        -----           2,923
    Net (Increase) decrease in loans.............       (6,191)         (2,018)
    Purchase of furniture and equipment..........          (98)           (304)
                                                    ----------     -----------
      Net cash provided by (used in) investing
      activities.................................       10,658          (3,140)


                        UNITED BANCORP AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                           (In Thousands of Dollars)
                                  (Continued)


                                                         Nine Months Ended
                                                    September 30,  December 31,
                                                       1995           1994
                                                    (Unaudited)    (Audited)

Cash flows from financing activities:
    Net increase (Decrease) in demand deposits,
      interest bearing transaction, & savings
        accounts.................................       (6,804)          1,135
    Proceeds from sales of certificates of
      deposit greater (less) than payments for
        maturing time deposits...................        1,485          (1,332)
    Proceeds from issuance of ESOP Debt..........           68           -----
    Stock purchase for ESOP......................          (68)          -----
    Net increase (Decrease) in federal funds
      purchased and securities sold under
        repurchase agreements....................       (7,817)          2,122
    Net borrowings from bank line of credit......            0           -----
    Net advances from FHLB of Seattle............        5,000           -----
    Repayment of debt............................        3,642             653
    Retirement of stock..........................            0           -----
    Proceeds from issuance of stock..............           35              35
    Cash dividends paid..........................         (184)           (175)
                                                    ----------     -----------
       Net cash provided by (used in) financing
       activities................................      (11,927)          2,437

Net increase (Decrease) in cash and cash
equivalents......................................           40             189

Cash and cash equivalents at beginning of the year.      7,068           4,941
                                                    ----------     -----------
Cash and cash equivalents at the end of the period. $    7,108     $     5,130
                                                    ==========     ===========

NON CASH INVESTING AND FINANCING ACTIVITIES:
Change in unrealized gains (losses) on securities
  available-for-sale, net deferred income tax....   $      857     $      (711)
CASH PAID DURING THE YEAR FOR:
  Interest.......................................   $    1,743     $     1,382
  Income Taxes...................................   $      266     $       140


           See notes to condensed consolidated financial statements.

                        UNITED BANCORP AND SUBSIDIARIES
                       Computation of earnings per share
                     (000.'S omitted except per share data)

                                                Three Months Ended September 30,
                                                --------------------------------
                                                        1995           1994
                                                     ----------    -----------
                                                    (Unaudited)    (Unaudited)
Primary:

     Average shares outstanding..................      440,441         438,534

     Net Income..................................   $      317     $       228

     Per share amount............................   $     0.72     $      0.52
                                                     =========      ==========


                        UNITED BANCORP AND SUBSIDIARIES
                       Computation of earnings per share
                    (000.S' Omitted, except per share data)

                                                 Nine months Ended September 30,
                                                 -------------------------------
                                                       1995            1994
                                                    ----------     -----------
                                                    (Unaudited)    (Unaudited)

Primary:

     Average shares outstanding..................      439,950         438,534

     Net Income..................................   $      832     $       566

     Per share amount............................   $     1.89     $      1.29
                                                     =========      ==========



                       UNITED BANCORP AND SUBSIDIARIES
                       -------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 1995

Note A ---- BASIS OF PRESENTATION


The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 - 01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

UNITED BANCORP AND SUBSIDIARIES

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Total assets at September 30, 1995 equaled $94,007 million, representing a decrease from December 31, 1994 of $9,850 million or 9.5%. This was due primarily to the Company's sale of over $10 million of its securities. The Company had incurred short term debt in the fourth quarter of 1994 in order to purchase securities at higher yields. When the bond market declined in the first quarter of 1995, the value of the Company's portfolio increased. The Company, as a result of the increase in the value of its securities has continued to sell part of its portfolio and to pay a substantial part of its short term debt. The Company had $4 million of its US Agency securities called by their issuers since the first quarter of 1995, which has continued to contribute to a decrease in total assets. The call of these securities has resulted in a gain of $57,000 to date.

Due to the lower interest rate environment, the Company continues to invest in additional loans which are riskier, but which yield higher returns than its securities portfolio. Net loans have increased since December 31, 1994 by $6,141,000 to $39.433 million representing a 18.4% increase. As previously reported, the Company purchased an interest in $5.2 million in seasoned commercial real estate loans during the second and third quarters of this fiscal year. The loans are primarily located in the Willamette Valley region of the State of Oregon and have an average yield of 8.7% and an average life of eight years. The Company purchased these loans primarily from the proceeds of the Company's sale and call of its securities. In addition, the Company experienced an increase in its Home Equity loans of $1.2 million. The Company increased its loan loss reserve by $20,000 during the third quarter of 1995. The Company had $78,000 in net charge offs during the year which represented two-tenths of one percent of outstanding gross loans. At December 31, 1994, the loan loss reserve was $483,000 which represented 1.43% of outstanding gross loans. The Company's loan loss reserve was $454,000 at September 30, 1995 which represents 1.14% of outstanding gross loans. The Company will continue to adjust its loan loss reserve in the fourth quarter of 1995 in order to reflect the Company's historical rate of loan losses.

Demand and Interest Bearing Deposits decreased by $3.7 million to $36.7 million (a 9.2% decrease), while Savings Deposits decreased by $3.1 million to $13.5 million (a 18.6% decrease). The Company, in the view of management, continues to believe that, with interest rates rising over the last year, customers have continued to transfer interest bearing deposit accounts into nonbanking products such as mutual funds and treasury notes, which currently yield higher returns than interest bearing deposit accounts and which, in turn, has resulted in a decrease in Deposits. Other borrowings also decreased by approximately $6.5 million to $18.8 million.

Interest income rose $780,000 for the nine months ended September 30, 1995 compared to the nine months ended September 30, 1994. This was due primarily to interest yields on earning assets rising from 7.06% in 1994 to 8.42% in 1995. The average earning asset balance decreased by $2.3 million for the period ended September 30, 1995 compared to the period ended September 30, 1994 primarily due to the reduction of the securities portfolio. Interest income from loans increased by $652,000. The average balance of loans increased by $7.5 million for the period ended September 30, 1995 compared to the period ended September 30, 1994. Average yield on loans increase from 10.59% in 1994 to 10.78% in 1995. Interest expense on deposits and other funding liabilities increased $411,000 to $1.864 million for the nine months ended September 30, 1995 compared to $1.453 million for the nine months ended September 30, 1994. Net interest income increased $369,000 from $3.355 million for the nine months ended September 30, 1994 compared to $3.724 million for the nine months ended September 30, 1995.

Non interest income decreased during the first nine months of 1995 by $38,000 to $534,000 compared to the first nine months of 1994 due primarily to a decrease in income from service charges on deposit accounts. Non interest expense decreased by $124,000 to $2.977 million also when compared to the first nine months of 1994. Salaries and employee benefits increased by $25,000 when compared to the same period in 1994. The increase in salaries expense is made up of at least two factors. The Company reviewed its compensation policies at the beginning of this fiscal year and as a result, in some instances, has increased salaries for certain of its employees. It has also hired personnel with higher qualifications as replacements were needed, which has resulted in additional salary expense and improvements in efficiency. Occupancy expense increased $73,000 largely due to depreciation on computer equipment purchased in 1994; and, other expenses decreased by $39,000. These expenses were offset by the gain in the sale and call of securities of $162,000. Total net income for the first nine months of 1995 increased over the same period of 1994 by $266,000 or 47% to a total of $832,000.

UNITED BANCORP AND SUBSIDIARIES

PART II	OTHER INFORMATION

 	ITEM 1.		LEGAL PROCEEDINGS

				 NONE

 	ITEM 2.		CHANGES IN SECURITIES

	 			NONE

 	ITEM 3.		DEFAULTS UPON SENIOR SECURITIES

				NONE

 	ITEM 4.		SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     NONE

	 ITEM 5.		OTHER INFORMATION

     NONE

  ITEM 6		EXHIBITS AND REPORTS ON FORM 8-K

	  		A.	Exhibit

        27     Financial Data Schedule (filed electronically only)

     B.	Reports on Form 8-k

        None

UNITED BANCORP AND SUBSIDIARIES

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned therewith duly authorized.



                                              		UNITED BANCORP
		                                              (REGISTRANT)




Date	     11/13/95	              		             By   LINDA GANIM, TREASURER
                                                ---------------------------
                                               	Linda Ganim, Treasurer,
	 				                                         	(Principal Accounting Officer)



Date	     11/13/95	                          			By  	M. JOHN LOOSLEY
                                                --------------------
                                                M. JOHN LOOSLEY
                                                President