Form 10-K405
period 1995-12-31
UNITED BANCORP /OR/
filed 1996-03-29
CIK 101032

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K405
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 1995 or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT   OF 1934

For the transition period from _______________ to ___________________

Commission File Number 2-81060-S

                                UNITED BANCORP
             (Exact name of Registrant as specified in its charter)

             Oregon                                 93-0612062
    (State of Incorporation)              (IRS Employer Identification No.)

                              555 S.E. Kane St.
                             Roseburg, OR  97470
                     (Address of Principal Executive Office)
                  Registrant's telephone number (541) 440-2629.

           Securities registered pursuant to Section 12(b) of the Act:
                                                       Name of each Exchange
           Title of Each Class                          on Which Registered
                  None                                         None

          Securities registered pursuant to Section 12(g) of the Act:
                                   None
                             ________________
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.          Yes __X___  No ______.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (& 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.                               [ X ]

The approximate aggregate market value of Registrant's Common Stock held by non-affiliates of the Registrant at February 29, 1996, was $6,067,163.

The number of shares of Registrant's common stock outstanding on February 29, 1996, was 439,761.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of Registrant's Annual Report to Shareholders for the year ended December 31, 1995, are incorporated by reference into Parts I and II of this Report.

The Exhibit index is located beginning at page 30.

                                UNITED BANCORP
                                  FORM 10-K

                              Table of Contents

Part I
Page

Item 1 Business..............................................................3

       General...............................................................3
       The Company...........................................................3
       The Bank..............................................................3
       Competition...........................................................4
       Supervision and Regulation of United Bancorp..........................4
       Supervision and Regulation of Douglas National Bank...................5
       Monetary Policies.....................................................5
       United Bancorp Statistical Information................................6

Item 2 Properties...........................................................15

Item 3 Legal Proceedings....................................................16

Item 4 Submission of Matters to Vote of Security-Holders....................16

Part II

Item 5    Market for the Registrant's Common Stock and Related
          Stockholder's Matters.............................................16

Item 6    Selected Financial Data...........................................16

Item 7    Management's Discussion and Analysis of Financial.Condition and
          Results of Operation..............................................16

Item 8    Financial Statements and Supplemental Data........................21

Item 9    Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure...............................21

Part III

Item 10   Directors and Executive Officers of the Registrant................22

Item 11   Executive Compensation............................................24

Item 12   Security Ownership of Certain Beneficial Owners and Management....28

Item 13   Certain Relationships and Related Transactions....................29

Part IV

Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K...30

Signatures..................................................................33
Exhibits....................................................................35

                                  PART I
Item 1 - BUSINESS

General
-------
United Bancorp (the "Company") is an Oregon corporation organized in 1971. Its principal continuing business is the coordination of the financial resources of the consolidated enterprise and the making of investments in and advances to its subsidiaries to fund portions of their capital and credit requirements.

The business of Douglas National Bank (the "Bank"), a subsidiary of the Company, is, and is expected for the foreseeable future to continue to be, the principal source of the Company's revenue. See "The Bank" for a discussion of its subsidiary, Douglas National Bank Insurance Agency, Inc.("DNBIA").

The Company
-----------
The Company is a corporation organized under the laws of Oregon in 1971 as a bank holding company. It owns all the capital stock of the Bank, a national banking association chartered in 1959.

The Company was formed to permit greater flexibility in the operation of the Bank and related financial services. In September 1972, through a plan of reorganization and merger, the Bank became a subsidiary of the Company and the stockholders of the Bank became the stockholders of the Company. The Company's principal sources of funds are dividends and interest from the Bank. There are legal limitations on the extent to which the Bank can pay dividends to the Company or otherwise supply funds to the Company or its affiliates.

In December 1995, the Company merged with the one other wholly owned subsidiary, organized as an Oregon corporation: U.B.C. Investment Corporation. U.B.C. Investment Corporation owned certain of the Bank's buildings and leased them back to the Bank.

The Company's principal executive offices are located at 555 S.E. Kane Street, P.O. Box 1007, Roseburg, Oregon 97470, and its telephone number is (541) 440-2629. Unless the context indicates otherwise, references herein to the Company are to the Company and its subsidiaries, including the Bank.

The Bank
--------
The Bank is a national banking association chartered in 1959. It is engaged in the general banking business in Douglas County, Oregon. Its primary service area is northern Douglas County. Its main office is located at 555 S.E. Kane Street, Roseburg, and it operates five branch offices in Winston, Sutherlin, Glide, Drain and Roseburg (Garden Valley) and two off premises automatic teller machines located in Roseburg and Rice Hill Valley.

The Bank's commercial services include acceptance of demand, savings and other time deposits, lending of money on secured and unsecured basis to individuals, partnerships and corporations, and purchase of investment securities and rendering of services generally connected with commercial banking, except trust services.

The Bank conducts its operations in Douglas County, Oregon. The economy of the region is, and has always been closely linked to the forest products industry. The availability of deposits and the exposure to credit loss can be impacted by the economic performance in the forest products industry.

Douglas National Bank Insurance Agency, Inc. (DNBIA) was incorporated January 12, 1988, with the Bank owning 100 percent of DNBIA common stock issued.
DNBIA was organized to provide insurance and related financial products and is licensed in the State of Oregon to market Life, Health and General Lines of insurance products. DNBIA is headquartered at the Glide Office of Douglas National Bank, Glide, Oregon.

Competition
-----------
All phases of the Company's financial service activities, including banking and the related businesses in which it is engaged are highly competitive. The Bank competes with independent locally controlled banks and banks which are subsidiaries of bank holding companies based inside and outside Oregon. The Bank competes actively with banks, savings and loans, and credit unions for deposits and loans, and brokerage firms for deposits. The Bank also competes with other financial institutions, including personal loan companies, finance companies and governmental agencies, all of which are actively engaged in marketing various types of loans and other financial services.

Quality of service to customers and ease of accessibility to facilities are among the principal methods of meeting competition in the financial services industries.

Number of Persons Employed
--------------------------
As of December 31, 1995, the Bank had 51 full-time employees and 22 part-time employees. None of the Bank's employees is represented by a labor union.
The Bank considers its relationships with its employees satisfactory.

Supervision and Regulation of the Company
-----------------------------------------
The Company is subject to regulation under the Bank Holding Company Act of 1956 (the "Act"), as amended, and is registered as such with the Federal Reserve Board. As a bank holding company, the Company is required to file with the Federal Reserve Board reports and any additional information the Federal Reserve Board may require. The Federal Reserve Board may make examinations of the Company and its subsidiaries and it also has the power to issue cease and desist orders where action or inaction would constitute a threat to the safety, soundness or stability of the Company.

Under the Act, the Company may not acquire direct or indirect ownership or control of the voting shares of any company, including a bank, without the prior approval of the Federal Reserve Board if, after such acquisition, it would own or control more than 5 percent of the voting shares of such company, except as specifically authorized. In addition, the Company is generally prohibited from engaging in, or acquiring direct or indirect control of, voting shares of any company engaged in nonbanking activities. Subject to the approval of the Federal Reserve Board, the Company may acquire shares of nonbanking corporations, the activities of which are deemed by the Federal Reserve Board to be closely related to banking or managing or controlling banks.

Some of the activities that the Federal Reserve Board has determined by regulation to be closely related to banking are, making or servicing loans, performing certain data processing services, acting as fiduciary or investment or financial advisor, engaging in mortgage banking, making investments in and operating insurance agencies, or making investments in corporations or projects designed primarily to promote community welfare. In making any such determination, the Federal Reserve Board is required to consider whether the performance of such activities by the Company or an affiliate can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition or gains in efficiency that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Federal Reserve Board is also empowered to differentiate between activities commenced de novo and activities commenced by acquisitions, in whole or in part.

The Federal Reserve Board is prohibited from approving an application by the Company to acquire voting shares of any commercial bank in another state unless such acquisition is specifically authorized by the laws of such other state.

The Company and its subsidiaries are "affiliates" of the Bank within the meaning of the Federal Reserve Act and regulations of the Federal Deposit Insurance Corportaion ("FDIC"), which impose restrictions on loans by the Bank to its affiliates, on investments by the Bank in the stock or securities of its affiliates, on taking such stock or securities as collateral security for loans to any borrower, on the guarantee of credit of an affiliate and on the purchase of assets from an affiliate. The Company, the Bank and their affiliates are also subject to restrictions on engaging in the business of underwriting or distributing securities in the United States.

Supervision and Regulation of the Bank
--------------------------------------
The Bank is subject to supervision and regular examination by the Comptroller of Currency. It is also subject to regulations issued by the Federal Reserve Board and FDIC.

There are various requirements and restrictions affecting the Bank and its operations including: the requirement to maintain reserves against deposits; restrictions on the nature and amount of loans which may be made by the Bank; and restrictions relating to investments, branching and other activities of the Bank; and limitations upon the Bank's ability to declare and pay dividends.

The Bank is a member of the Federal Reserve Bank and FDIC and deposits of $100,000 or less are insured.

Monetary Policies
-----------------
The Company and its subsidiaries are affected by the national and regional economic environment and are also affected directly and indirectly by the monetary and fiscal policies of the United States Government, including the Federal Reserve System which regulates the nation's money supply primarily through control of bank credit. Such regulation has the effect of influencing the overall growth of bank loans, investments and deposits and affects interest rates on loans and deposits. The monetary policies of the Federal Reserve System have had a significant effect on the operating results of commercial banks in the past and are expected to do so in the future. The impact of these policies cannot be accurately predicted.

United Bancorp Consolidated Statistical Information
---------------------------------------------------
The following tables present certain financial and statistical information with respect to United Bancorp and its subsidiaries. Most of the information is required by Guide 3, "Statistical Disclosure by Bank Holding Companies", of the Securities and Exchange Commission. The following tables should be read in conjunction with the Consolidated Financial Statements (including notes) included in United Bancorp's 1995 Annual Report to Shareholders filed as
Exhibit 13.1 to this report, incorporated herein by reference. Reference is made to the following financial and statistical information from its Annual Report to Shareholders for the year ended December 31, 1995:

                                                        United Bancorp
                                                 Annual Report to Shareholders
                                                        Page Number
Investment Securities....................................... 13.1.12
Loans....................................................... 13.1.14
Short-term Borrowings....................................... 13.1.15

      Average Balances (in thousands) and Average Rates Earned and Paid
      -----------------------------------------------------------------
The following table shows average balances and interest income or interest expense (in thousands), with the resulting average yield or rates by category of average earning asset or interest bearing liability.

____________________________________________Year ended December 31,1995________

                                                        Interest      Average
                                           Average      Income or     Yield or
                                           Balance       Expense        Rates
                                           --------     ---------     --------
Assets:
Interest bearing balances due from banks.  $    955      $     57        5.97 %
Securities - taxable.....................    40,292         2,828        7.02
Securities - tax-exempt* ................     8,842           414        6.27
Loans** .................................    38,206         3,982       10.42
                                             ------        ------       -----
    Total earning asset/interest income..    88,295      $  7,281        8.25

Reserve for loan losses..................      (431)
Cash and due from banks..................     3,806
Premises and equipment, net..............     2,851
Other assets.............................     1,153
                                             ------
      Total assets.......................  $ 95,674
                                            =======
Liabilities and Stockholders' Equity:
Savings and interest bearing demand......  $ 39,924      $   747         1.87 %
Time deposits............................    12,742          581         4.56
Short-term borrowings....................    10,875          483         4.44
Long-term debt...........................     9,458          629         6.65
   Total interest-bearing liabilities /      ------       ------        -----
   interest expense......................    72,999      $ 2,440         3.34
Demand deposits..........................    11,533
Other liabilities........................       700
                                             ------
      Total liabilities..................    85,232
Stockholders' equity.....................    10,442
                                             ------
Total liabilities and stockholders' equity $ 95,674
                                            =======

Net interest income......................                $ 4,841
Net interest spread......................                                4.90 %
Net interest income to earning assets....                                5.48

 * Average yield on non-taxable securities has been computed at a 34% tax-equivalent rate.

** Nonaccrual loans have been included in the computation of average loans (1995 - $4 and 1994 - $168). Loan fees recognized during the period and included in the yield calculation totaled $296 in 1995 and $420 in 1994.

      Average Balances (in thousands) and Average Rates Earned and Paid -------------------------(Continued)-----------------------------
The following table shows average balances and interest income or interest expense (in thousands), with the resulting average yield or rates by category of average earning asset or interest bearing liability.

____________________________________________Year ended December 31, 1994_______

                                                       Interest       Average
                                           Average     Income or      Yield or
                                           Balance      Expense        Rates
                                           --------    ---------      --------
Assets:
Interest bearing balances due from banks.  $  2,363     $   100          4.23 %
Securities - taxable.....................    51,193       3,013          5.89
Securities - tax-exempt*  ...............     7,929         332          5.61
Loans**  ................................    30,815       3,242         10.52
                                            -------      ------         -----
   Total earning asset/interest income...    92,300     $ 6,687          7.36

Reserve for loan losses..................      (477)
Cash and due from banks..................     3,917
Premises and equipment, net..............     2,723
Other assets.............................     1,762
                                            -------
     Total assets........................  $100,225
                                            =======
Liabilities and Stockholders' Equity:
Savings and interest bearing demand......  $ 45,449     $   788          1.73 %
Time deposits............................    13,138         440          3.35
Short-term borrowings....................    11,753         422          3.59
Long-term debt...........................     6,885         383          5.56
   Total interest-bearing liabilities /     -------      ------          ----
   interest expense......................    77,225     $ 2,033          2.63
Demand deposits..........................    11,716
Other liabilities........................     1,399
                                            -------
     Total liabilities...................    90,340
Stockholders' equity.....................     9,885
                                             ------
Total liabilities and stockholders' equity $100,225
                                            =======
Net interest income......................               $ 4,654
Net interest spread......................                                4.73 %
Net interest income to earning assets....                                5.16

 * Average yield on non-taxable securities has been computed at a 34% tax-equivalent rate.
** Nonaccrual loans have been included in the computation of average loans
   (1995 - $4 and 1994 - $168). Loan fees recognized during the period and included in the yield calculation totaled $296 in 1995 and $420 in 1994.

                 Analysis of Changes in Interest Differential
                 --------------------------------------------
The following table shows the dollar amount of the increase (decrease) in the
Company's consolidated interest income and expense and attributes such dollar amounts to changes in volume as well as changes in rates.  Rate/volume variances, which were immaterial, have been allocated equally between rate and volume changes (in thousands).

_______________________________________________________________________________

                         ________________Year ended December 31,_______________
                         _____1995 over 1994________   _____1994 over 1993_____

                         Total     Amount of Change   Total    Amount of Change
                          Inc.      Attributed to      Inc.     Attributed to
                         (Dec.)    Volume    Rate     (Dec.)   Volume   Rate
Interest Income:
 Interest on deposits-
 domestic financial
 institutions..........   $ (43)   $   (75)  $    32  $ (13)   $ (26)   $  13
 Interest on securities-
  taxable...............   (185)      (712)      527    (41)    (171)     130
 Interest on securities-
  non-taxable...........     82         44        38    227      168       59
 Interest and fees on
  loans.................    740        770       (30)   739      612      127
                           ----     ------     -----   ----     ----     ----
  Total interest income   $ 594    $    27  $    567  $ 912    $ 583    $ 329

Interest expense:
 Interest on deposits:
  Savings and interest
   bearing demand.......  $ (41)   $  (100)  $    59  $(193)   $   5    $(198)
 Time deposits..........    141        (13)      154    (22)     (13)      (9)
 Interest on short-
  term borrowings.......     61        (34)       95    182       89       93
 Interest on long-term
  debt..................    246        161        85    199      249      (50)
                           ----     ------     -----   ----     ----     ----
  Total interest expense  $ 407    $    14   $   393  $ 166    $ 330    $(164)

    Net interest spread.  $ 187    $    13   $   174  $ 746    $ 253    $ 493


INVESTMENT SECURITIES
---------------------
At December 31, 1995 the amortized cost, principal amount and weighted average yields to maturity/call of securities Available-For-Sale were as follows (dollars in thousands):

                                                        Par Value    Weighted
                                           Amortized    Principal    Average
                                             Cost        Amount       Yield
U.S. Government agencies:
  Due after 1 but within 5 years.........    $  6,105    $  6,166       9.14 %
  Due after 5 but within 10 years........       4,219       4,300      24.07
                                              -------      -------
  Total U.S. Goverment agencies..........    $ 10,324    $ 10,466

States and Political subdivisions:*
  Due within 1 year......................    $    245    $    245       7.10 %
  Due after 1 but within 5 years.........       1,625       1,605       8.23
  Due after 5 but within 10 years........       6,150       6,150       8.40
  Due after 10 years.....................       2,447       2,300       9.07
                                              -------     -------
  Total states and political subdivisions    $ 10,467    $ 10,300

Mortgage Backed securities/Collateralized
 Mortgage Obligations:
  Due after 1 but within 5 years.........    $    803    $    801       6.06 %
  Due after 5 but within 10 years........       3,221       3,177       5.79
  Due after 10 year......................      20,074      20,171       6.98
                                              -------     -------
  Total MBS & CMO's......................    $ 24,098    $ 24,149
Federal Reserve & Federal Home
 Loan Bank Stock.........................       1,489       1,489       7.03

  Total Securities Available-for-Sale....    $ 46,378    $ 46,404       8.61 %
                                              =======     =======

* Weighted average yield on state & political subdivisions has been computed at a 34% tax-equivalent rate.

LOAN PORTFOLIO
--------------
At December 31, 1995, the maturities of all loans by category were as follows (in thousands):

                                         Due after one
                            Due within    but within    Due after
                             one year     five years    five years    Total
Loan category:

Real estate construction..   $    599     $     89       $    421     $  1,109
Commercial................      8,925        7,170         11,119       27,214
Real Estate Mortgage......        761          735          5,782        7,278
Consumer Installment......      1,411        2,616            404        4,431
                              -------       ------        -------      -------
Total loans by maturity...   $ 11,696     $ 10,610       $ 17,726     $ 40,032

Variable rate loans due after one year totaled $15,623 at December 31, 1995, and loans with predetermined or fixed rates due after one year totaled $12,713.


NONPERFORMING LOANS
-------------------
The accrual of interest on a loan is discontinued when, in the opinion of management, the future collectibility of principal or interest is in serious doubt. The Bank's policy is to reverse and charge against current income, interest previously accrued but uncollected. Subsequent interest collected on such loans is credited to loan principal if, in the opinion of management, full collectibility of principal is doubtful.

Loans contractually past due 90 days or more on which interest was being accrued at December 31, 1995 were $81,000, as compared to $97,000 at December 31, 1994.

SUMMARY OF LOAN LOSS EXPERIENCE
-------------------------------
The following table shows the Company's loan loss performance for the years ended December 31 (in thousands):

                                                       1995          1994
                                                     --------      --------
Loans at year end................................     $ 39,985      $ 33,775

Average loans outstanding........................       38,206        30,815

Reserve balance, beginning of year...............          483           488
  Recoveries:
    Commercial and other.........................           14            33
    Real estate - construction...................            0             0
    Real estate - mortgage.......................            0             0
    Installment..................................           18            12
    Credit Cards.................................            8           ---
                                                       -------       -------
                                                            40            45
Loans charged off:
    Commercial and other.........................           87            16
    Real estate - construction...................            0             0
    Real estate - mortgage.......................            0             0
    Installment..................................           31            34
    Credit Cards.................................            9           ---
                                                       -------       -------
                                                           127            50
                                                       -------       -------
      Net loans charged off (recoveries).........           87             5
      Provision charged to operations............           80             0
                                                       -------       -------
        Reserve balance, end of year.............     $    476      $    483
                                                       =======       =======
Ratio of net loans charged off to average loans
 outstanding.....................................          .23          .016
Ratio of reserve for loan losses to loans at year end     1.19         1.43

An allocation of the reserve for loan losses by loan category at December 31, 1995 is as follows (in thousands):

                                                       Percent ofloans in each
Balance at December 31, 1995                                category to
applicable to                                 Amount        total loans
----------------------------                  --------    ---------------
  Commercial and other.....................    $   198          41.6 %
  Real estate - construction...............         10           2.1
  Real estate - mortgage...................        145          30.5
  Installment..............................         65          13.7
  Unallocated..............................         58          12.1
                                                 -----          ----
                                               $   476           100  %
                                                 =====

The Bank follows guidelines of the Office of the Comptroller of Currency in evaluating adequacy of its allowance for loan and lease losses. As outlined in Banking Circular 201, dated February 20, 1992, the Bank's policy is to maintain an allowance for loan and lease losses that is adequate to absorb all estimated inherent losses. Inherent losses are defined as those loan losses that are probable.

In assessing the adequacy of the allowance, the Bank's evaluation includes the following:

1. For individual credits identified with a higher than normal credit risk, these loans are identified by the Lenders, Credit Administrators, and Loan Review Officer. The status of the risk associated with these credits is reviewed quarterly. The factors considered in evaluating the risk for each loan include: overall financial condition including cash flows (recent and projected), repayment record, and realizable value of collateral, if any.

2. All outstanding loans and unfunded commitments including loans listed on the watchlist with no unusual credit risk, such as commercial lines of credit, letters of credit, credit cards, and check loans. The loan losses in pools of loans are based on The Bank's historical loss experience, adjusted for perceived changes in trends and conditions expected to occur in the Bank's local area. More specifically, the Bank's consideration includes, but is not limited to: levels of trends in delinquencies and nonaccruals; trends in loan volume; terms of loans; effects of any changes in lending policies and procedures including those for underwriting, collection, charge-off and recovery; experience, ability, and depth of lending management and staff; national and local economic trends and conditions; concentrations of credit (for example, local industries, their employees and suppliers that might affect loss experience across one or more components of the portfolio).

3. Potential losses by loan segments, broken down into consumer, commercial, residential, commercial real estate, and credit cards.

In addition to these known items, the Bank is also maintaining reserves to cover for local economic exposure. Douglas County's economy is more closely tied to the forest products industry, which continues to be volatile. The industry is expected to continue to weaken in the future. The economic climate impacts both the ability of commercial and consumer borrowers to pay and the value of real estate properties which serve as collateral on loans. The unallocated portion of the reserve is intended to cover exposure to credit losses in anticipation of further weakening of the economy.

DEPOSITS
--------
The average amount of domestic deposits by category and the average rates paid by each deposit category for the years ended December 31 was as follows (dollars in thousands):

                                            1995                 1994
                                     ------------------    ------------------
                                     Average    Average    Average    Average
                                     Balance     Rate      Balance     Rate
Noninterest bearing demand deposits.  $ 11,533     N/A      $ 11,716     N/A
Interest bearing demand.............    26,009    1.69 %      28,506    1.49 %
Savings.............................    13,915    2.21        16,943    2.14
Time................................    12,742    4.56        13,138    3.35

At December 31, 1995, the amount of domestic time certificates of deposit in amounts of $100,000 or more by time remaining to maturity was as follows
(in thousands):

  Three months or less.........................       $ 317
  Over three months through six months.........         224
  Over six months through twelve months........         106
  Over twelve months...........................         227

SHORT TERM BORROWINGS
---------------------
Securities sold under agreements to repurchase represent short-term borrowings with maturities which do not exceed 270 days. The following is a summary of such short-term borrowings for the years ended December 31, 1995, and 1994.

                                                      1995            1994
                                                    --------        --------
Repurchase Agreements:
  Amount outstanding December 31,.................   $ 10,467        $ 11,356
  Weighted average interest at December 31,.......       4.33 %          4.08 %
  Maximum balance outstanding at any month end....   $ 11,225        $ 11,356
  Daily average balance outstanding during year...   $  9,740        $  7,570
  Weighted average interest rate during year......       4.41 %          3.20 %

  Fed Funds Purchased and FHLB Bank Line of Credit
  Amount outstanding December 31,.................   $  2,646        $  6,850
  Weighted average interest at December 31,.......      6.125 %          6.62 %
  Maximum balance outstanding at any month end....   $  7,975        $  6,850
  Daily average balance outstanding during year...   $  1,009        $  3,803
  Weighted average interest rate during year......       6.08 %          4.73 %

RETURN ON EQUITY AND ASSETS
---------------------------
Return on daily average assets and equity for the years ended December 31 are presented below (dollars in thousands):

                                                    1995            1994
                                                 ----------      ----------
   Net income.............................        $   1,143       $     587
   Average total assets...................        $  95,674       $ 100,225
   RETURN ON AVERAGE ASSETS...............             1.19 %           .59 %

   Net income.............................        $   1,143       $     587
   Average equity.........................        $  10,442       $   9,885
   RETURN ON AVERAGE EQUITY...............            10.95 %          5.94 %

   Average total equity...................        $  10,442       $   9,885
   Average total assets...................        $  95,674       $ 100,225

     AVERAGE TOTAL EQUITY TO ASSETS RATIO.            10.91 %          9.86 %

   Dividends per share....................              .42             .40
   Income per share.......................        $    2.70        $   1.39
   DIVIDENDS PAYOUT RATIO.................            15.56 %         28.80 %

Item 2 - PROPERTIES
-------------------
The following table sets forth the location of each property utilized by the Company in its operations, with the approximate size.
                                                          Approximate Size
  Location (in Oregon) of Facility                         in Square Feet
  --------------------------------                        ----------------
    Main Office (Roseburg)..................................... 10,342
    Winston..................................................... 7,155
    Administration Building (Roseburg).........................  2,500
    Garden Valley..............................................  3,134
    Sutherlin................................................... 2,836
    Drain....................................................... 2,607
    Glide....................................................... 2,309

The Company owns the Main office, Garden Valley office, Drain office, Winston office, and Glide office. The Bank leases these facilities from the Company under a lease expiring December 31, 2001, with the option to purchase or renew. The office located in Sutherlin is leased from unaffiliated parties pursuant to lease expiring on September 18, 1997 (with an option to renew the lease for 25 years), with annual lease payments of approximately $16,000. The Bank also rents space from the Company for a portion of its Administrative Support Staff, and Drive-up facilities across from its Main office with annual rental payments of approximately $16,000. Each of the Bank's offices is located in a permanent structure.

All of the branch buildings have been remodeled within the last six years to reflect a more modern appearance.

The Company considers its facilities suitable and adequate for its business purposes. It also considers that they provide sufficient additional space for growth and expansion.

Item 3 - LEGAL PROCEEDINGS
--------------------------
The Company is a party to certain legal proceedings, all of which are ordinary routine litigation incidental to its business. It is the judgment of management and Company's legal counsel, Walton, Nilsen, Walker & Johnson, that the final outcome of these actions will not have a material effect on the Company's consolidated results of operations, financial position, or cash flows.

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
None

                                    PART II
                                     -------

Item 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS
-------------------------------------------------------------------------
MARKET FOR COMMON STOCK
-----------------------
The Company's common stock has no established public trading market. The stock is traded over-the-counter primarily by the Roseburg, Oregon office of Smith, Barney, Shearson, Inc. The number of beneficial shareholders of common stock at December 31, 1995, and 1994 was 383 and 393 respectively. The stock traded at $19.00 and $18.00 per share as of December 31, 1995, and 1994, respectively.

DIVIDENDS
---------
The Company paid a cash dividend of 40 cents per share in 1994, and a cash dividend of 42 cents per share in 1995. In December 1995, the Company declared a dividend of 44 cents per share, payable on March 31, 1996, for shareholders of record as of February 29, 1996.

The Bank is statutorily permitted to pay dividends to the Company subject to certain limitations based on earnings and capital. The Company obtained funds from the Bank in order to pay its dividends. At December 31, 1995, the amount of dividends the Bank could declare without approval was $2.3 million.

Item 6 - SELECTED FINANCIAL DATA
--------------------------------
Reference is made to "Five Year Summary of Operations" in the 1995 United Bancorp Annual Report filed as Exhibit 13.1 to this report, which is incorporated herein by reference.


Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
------------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------
1995 COMPARED TO 1994
---------------------
The Company had improved financial results in 1995 with net income up 95 percent from 1994. The increase in net income resulted in a return on average assets of 1.19% and a return on average equity of 10.95%, up from .59% and

5.94% respectively in comparison to 1994. Various factors influenced the increase in net income. Net interest income was up 5 percent or $187,000, noninterest income was up 14 percent or $105,000, and noninterest expense was down 13 percent or $558,000 in comparrison to 1994.

The Company repositioned the Investment portfolio in 1994, taking a $366,000 realized loss. This repositioning increased yields on investments for 1995 dramatically. The average yield on taxable securities in 1994 was 5.89 percent, while the average yield in 1995 was 7.02 percent. Although the yield on the securities increased, total securities decreased by 21 percent or $12,338,000 in 1995. The Company sold about $10,000,000 in securities to decrease the volitility in the portfolio. The Company reduced exposure in the portfolio if rates were to rise substantially. The Company used the proceeds from the sale of securities and maturities throughout the year to pay off short term debt and purchase seasoned real estate loans yielding an average interest rate of 8 percent. Hence, net loans increased over 1994 by $6,217,000 and interest income on loans increased from $3,242,000 in 1994 to $3,982,000 in 1995. The repositioning of the balance sheet resulted in an increase of interest income of $594,000 in 1995. The Company also recognized a provision for loan losses of $80,000 in 1995, compared with no provision in 1994. The allowance for loan losses was $476,000 at December 31, 1995 which represented
1.19 percent of gross loans, compared with $483,000 or 1.43 percent in 1994. The loan portfolio continues to be of strong credit quality which reflects the Companys conservative policys. Non performing loans were $178,604 at year end compared with $168,000 in 1994. The Company had net charge off loans of $87,000 in 1995 compared to $5,000 in 1994.

Total debt was reduced by nearly $5,000,000 by year end with the proceeds from the sale of securities. However, interest expense on these Notes Payable increased by $246,000 over 1994. This was due in part, to an increased cost of funds during 1995, whereby the average cost went from 5.56 percent in 1994 to
6.65 percent in 1995, and as a result of an increase in the average balance of short term borrowings and long term debt for 1995. Total deposits, including Fed Funds Purchased and Repurchase Agreements fell 9 percent or $7,400,000 during 1995. Bank customers transfered money out of savings and other interest bearing accounts into Time Certificates, which showed an increase of $2,001,000. Time Certificates represent higher cost of funds for the Company which resulted in an increase of interest expense of $100,000 over 1994. The Company feels the reason for the decline in deposits is largely the result of customers moving money into annuities and mutual funds where they can earn higher returns. Net interest income, which is the difference between interest income and interest expense was up 5 percent as a result of the preceeding transactions.

In December 1995, the Company took advantage of the amnesty period offered by FASB 115 to reclassify investment securities from the Held to Maturity (HTM) portfolio into the Available for Sale (AFS) portfolio with no penalties. The Company moved its entire Investment Portfolio to Availabe For Sale. At December 31, 1994 the Investment portfolio was comprised of 46 percent Held to Maturity securities and 54 percent Available For Sale securities. By moving all of the securities into the Available For Sale Portfolio, the Company can better manage liquidity concerns, volitility and net interest margin risks. The Company has greater exposure to potential reductions in Stockholders Equity if there is a large unrealized loss in the investment portfolio. However, the Company feels that with the ability to manage the Investment portfolio, the potential exposure will be minimized. The fair value of the Companys Available for Sale securities exceeded its cost by $291,000 at December 31,

1995 creating an unrealized gain, compared with 1994 which showed an unrealized loss of $1,276,000. Total Stockholders Equity increased by $1,969,000, mainly due to earnings and the change in unrealized gains/losses in the Investment Portfolio.

Noninterest income which represents service charges on deposits and other fees collected, increased by $105,000, due in part, to increased awareness of service charges waived and restructuring of deposit product types. Noninterest expense decreased by $558,000 in 1995 due to the following. The largest variance was due to realized gains in the Investment Portfolio of $118,000 in 1995, whereas in 1994 there were realized losses of $336,000. FDIC assessments decreased substantially from 1994. The FDIC lowered the insurance premium for the Company to the minimum required by any bank. The Company will see the full effect of this change in 1996 when they will only pay $2,000 a year compared with the $156,000 paid in 1994. The amount paid in 1995 was $78,000 which represented a $78,000 decrease in expense. The remainder of noninterest expenses did not change substantially over 1994.

The Company predicts a prosperous year for 1996, and expects the economy and the interest rate cycle to remain fairly calm.

---------------------
1994 COMPARED TO 1993
---------------------
The Company had a 42.8 percent decrease in net income from $1,027,000 in 1993 to $587,000 in 1994. This decrease resulted primarily from the sale of certain of the Company's investment securities at a loss and the purchase and installation of a systems upgrade for the Company. Total assets increased from $97,729,000 in 1993 to $103,857,000 in 1994, a 6.3 percent increase. Total loans increased by approximately 16.3 percent from $29,052,000 in 1993 to $33,775,000 in 1994. The increase in loans was due, in part, to the repurchase from the Oregon Retirement System ("OPERF") of certain seasoned commercial real estate loans the Bank originally sold to the OPERF. The increase in loans was also due, in part, to the growth of commercial/agriculture loans. These loans grew 17.6 percent from $17,211,000 in 1993 to $20,237,000 in 1994. The allowance for loan losses equaled $483,000 at December 31, 1994 which represented 1.43 percent of gross loans. At December 31, 1993, the allowance totaled $488,000 and represented 1.6 percent of gross loans. The Company had net charge off loans of $5,000 in 1994 compared to $39,000 in 1993. Non performing loans were $168,000 at December 31, 1994, compared with $3,000 December 31, 1993. The loan portfolio continues to be of strong credit quality which reflects the Company's conservative policy.

The Company's investment in securities decreased slightly from $60,761,000 in 1993 to $59,007,000 in 1994. The Company continues to increase investments in state and political subdivisions (e.g., municipal bonds) from $6,266,000 in 1993 to $7,942,000 in 1994 in order to take advantage of the higher returns due to their tax exempt status. As a result, tax exempt income increased from $105,000 in 1993 to $332,000 in 1994. Interest income on taxable securities decreased slightly from $3,054,000 in 1993 to $3,013,000 in 1994. Net interest income was up $746,000 from $3,908,000 in 1993 to $4,654,000 in 1994, an increase of 19.1 percent, boosted in large part by the Federal Reserve Board's action to raise the prime interest rate five times in 1994. On the other hand, interest expense on deposits decreased by $215,000 from $1,443,000 in 1993 to $1,228,000 in 1994, a 14.9 percent reduction, while deposits decreased 3.6 percent from $70,930,000 in 1993 to $68,386,000 in 1994. With the increase in interest rates, many customers moved their deposit accounts to higher yielding investments such as treasury bills, annuities, and mutual funds. The bank's subsidiary, Douglas National Bank Insurance Agency, benefited from the disintermediation of the deposit accounts as the Bank's customers used such subsidiary's brokerage services to move their accounts. During the fourth quarter of 1994, the Company sold a portion of its Available For Sale securities at a $366,000 loss. The Company originally purchased these securities when the yields offered were low. It has now replaced them by purchasing new securities with higher yields. The repositioning of a portion of the securities portfolio, while resulting in a loss in 1994, in the view of management, will improve the Company's earnings for 1995 and beyond.

At December 31, 1994, the Company had investment securities with average maturities of approximately three years. The fair value of the Company's current portfolio of Available for Sale securities is lower than cost by $1,276,000, compared to an excess of market cost of $436,000 in 1993. The fair value of its current portfolio of Held to Maturity securities is also lower than cost by $1,354,000, compared to an excess of market over cost of $106,000 in 1993. As a result, Stockholders Equity was decreased by $788,000:
$1,276,000 excess of cost over fair value, less $488,000 deferred income benefit.

The Company purchased in 1994 computer equipment to support the FIserve Comprehensive Banking System, a new system upgrade. The purchase of this equipment is reflected in the increase of Bank Premises from $2,608,000 in 1993 to $2,941,000 in 1994. The systems upgrade includes computers, networking equipment, etc. and in management's view, will result in increased efficiency and customer service. Salaries and benefits for employees also increased from $1,590,000 in 1993 to $2,150,000 in 1994 due to the change in estimate of retirement benefits and due to the overtime and training costs in connection with the installation and purchase of the new computer system. Cash flows for the purchase of premises, furniture, and equipment was up from $108,000 in 1993 to $622,000 in 1994, also due to the installation and purchase of the systems upgrade. The total noninterest expenses were up 18 percent in 1994 for a total of $4,600,000, representing an annualized ratio of noninterest expense to total revenue of 62.1 percent in 1994 compared to 59.8 percent in 1993.

---------------------
1993 COMPARED TO 1992
---------------------
Total assets increased slightly from $97,085,000 in 1992 to $97,729,000 in 1993. Loans, on the other hand, increased by approximately 20 percent from $24,028,000 in 1992 to $29,052,000 in 1993. The amount of the loans increased as a result of the Company's commitment to increase its loan-to-deposit ratio in order to improve the return on its assets. Consumer loans almost doubled from $4,440,000 in 1992 to $7,264,000 in 1993 and commercial/agricultural loans jumped up 20 percent from $14,352,000 in 1992 to $17,211,000 in 1993. The Company reduced the allowance for loan loss by $537,000 to satisfy the requirements of the Comptroller of Currency, which allowance now represents 1.6 percent of the Company's gross loans. At December 31, 1992, the allowance for loan loss represented 4.4 percent of the Company's gross loans. The Company recognized as income the $537,000 reduction in the allowance for loan loss in 1993 as a negative provision for a loan loss. The Company had net charge off loans of $39,000 in 1993 as compared to net recoveries of $64,000 in 1992. Non-accrual loans at December 31, 1993, totaled only $3,000 compared with 1992 in which they totaled $315,000.

The Company's investments in securities increased slightly from $59,535,000 in 1992 to $60,761,000 in 1993. The Company substantially increased investments in obligations of state and political subdivisions (municipal bonds) from $1,891,000 in 1992 to $6,266,000 in 1993. Interest income on taxable securities decreased by $802,000 from $3,856,000 in 1992 to $3,054,000 in 1993, which represents a 20 percent decrease. This decrease is attributable to the low interest rate environment, resulting in the early paying off of mortgage backed products and the repricing of other securities at lower rates. The Company offset a part of interest income by reducing the cost of deposits. Interest expense on deposits decreased by $444,000 in 1993, while deposits were up by less than one percent from $70,087,000 in 1992 to $70,930,000 in 1993.

At December 31, 1993, the Company had investment securities with average maturities of approximately two years. The Company adopted SFAS 115 at December 31, 1993, which separates these securities into three categories:
Held-to-Maturity, Available-for-Sale, and Trading Account. At December 31, 1993, the Company had $31,540,000 of the portfolio classified as "Held-to-Maturity" and $28,785,000 classified as "Available-for-Sale", for liquidity and asset liability management purposes. The Available-for-Sale securities are shown at fair value. Stockholders' Equity increased by $269,000: $437,000 excess of fair value over cost, less $168,000 of deferred income taxes.

The Company also adopted SFAS 109 "Accounting for Income Taxes" as of January 1, 1993. Under this liability method, deferred tax liabilities and assets are for differences between the tax basis of assets and liabilities and their financial reporting amounts at currently enacted tax rates. The Company also changed its estimate of prior years taxes which increased income in 1993 by $166,000.

Cash flows from operating activities show the amortization of securities' discounts and premiums as a net amortization expense rather than a net accretion into income as occurred in 1992. This is because in 1992, the Company held large balances of zero coupon discount bonds which accrue income. These bonds were paid in early 1993.

The Company had an 11 percent decrease in net income from $1,156,000 in 1992 to $1,027,000 in 1993 due to the items described above. The Company also incurred certain unanticipated expenses in 1993 which affected net income, including losses resulting from a robbery and the incurrence of additional professional fees in connection with certain nonrecurring matters.

---------
LIQUIDITY
---------
Liquidity represents the ability of the Company to insure that adequate funds are available to meet customer's borrowing needs and fluctuations in deposits.

The most significant volatility, resulting in the need for cash outlays, is in the purchased funds and time deposits. The Company matches the proceeds from purchased funds with investments, largely term federal funds, of approximately the same maturity. Time deposits have varying maturities and are of varying amounts. The Company can control, to some extent, the balance of these time deposits by adjusting the rate offered on these funds. Core deposits represent demand, interest-bearing transactions and savings deposits. As of December 31, 1995 and 1994, core deposits were $50,688,000 and $56,966,000 respectively. Core deposits have no stated maturity, but in total are less volatile than purchased funds and time deposits.

The Company has the ability to purchase federal funds from other financial institutions to meet liquidity needs. Investments and interest bearing deposits with banks with a carrying value of $14,418,000 will mature or payoff within the next year to meet additional cash requirements and, if necessary, investment securities which are classified as Available For Sale, can be sold prior to maturity to meet any unexpected cash demands. The Company can also control, to some extent, the cash outlays made for new loans to customers.
The Company does, however, have $8,181,000 of commitments to lend under lines of credit and standby letters of credit which must be met if required. The Company does not anticipate all such commitments will be exercised, but would meet these cash demands through the available sources previously discussed.

The Company has implemented a funds management program. These measures are designed to achieve a minimum level of primary and secondary resources based upon analysis of the volatility of the deposits and loan demands as well as asset and liability mixes, yields and maturities.
-----------------
CAPITAL RESOURCES
-----------------
Capital resources to the Company represent the sources of liquidity previously discussed. These sources of liquidity can be obtained at various costs. The cost of these funds can change as market interest rates change. Capital resources are needed to meet investing and lending demands of the Company.
The rates at which these funds can be invested (generally in Treasury and Agency securities or Collateralized Mortgage Obligations) or loaned to customers also vary as market interest rates change.

Interest rate fluctuations can have a significant impact on the interest income and interest expense of the Company. The Company has relatively little control over the rates it can earn on most assets and the rates it must pay on most liabilities.

Within this environment, management's goal is to assure liquidity to meet the needs of customers while maximizing the contribution of net interest income to the Company's operating results without assuming undue risk.

The intent of management is to limit swings in net interest income resulting from changes in interest rates. An asset or liability is described as rate sensitive when either it can be repriced (the rate changed) or it matures, whichever comes first. The difference between the amount of rate sensitive assets and the amount of rate sensitive liabilities is referred to as the interest rate sensitivity "gap". If as many assets as liabilities can be repriced within a specific time interval, the Company is said to be matched. In general, such a position will result in less volatile swings in net interest income. It is management's goal to minimize swings in net interest income due to interest rate fluctuation.
----------------------------------------------------
Item 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------
The Consolidated Balance Sheets as of December 31, 1995 and 1994, and Consolidated Statements Of Income, Statement of Stockholders' Equity and Consolidated Statements Of Cash Flows for the years ended December 31, 1995, 1994, and 1993, together with the Report of Independent Accountants which are contained in the Company's Annual Report to Stockholders for the year ended December 31, 1995 are incorporated herein as exhibit 13.1.

Item 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------------------------------
None.


                                     PART III
                                     --------

Item 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ------------------

The directors and executive officers of the Company and the Bank are elected annually and hold office until their successors are elected and qualified. The directors and executive officers of the Company and the Bank, at February 29, 1996, are listed below, with certain biographical data. The directors of the Company are also the directors of the Bank.

---------
DIRECTORS
---------
LANCE C. SHORT. Mr. Short, age 51, has been a director of the Company and the Bank since 1986. He owns Short Building Co., a residential housing company, and has been in that business since 1971. Mr. Short is Chairperson of the Operations Committee and a member of the Loan, and Investment and Funds Management Committees, and a director of Douglas National Bank Insurance Agency.

DAVID A. JACKSON. Mr. Jackson, age 59, has been Chairperson of the Company's and Bank's board since 1987, and has been a director of the Company and Bank since 1975. Mr. Jackson's principal occupation has been cattle ranching as president and majority shareholder of Jackson Ranch, Inc., a family-owned ranching corporation. Mr. Jackson is a member of the Executive, Loan, Investment and Funds Management, and Sales and Service Committees. He is also a Trustee of the Profit Sharing Plan and Trust.

GARY L. KJENSRUD. Mr. Kjensrud, age 53, has been a director of the Company since 1982 and director of the Bank since 1981. Mr. Kjensrud has been an officer of the Bank and Executive Vice President of the Company since August 1980, and has been President and Chief Executive Officer of the Bank since April 1981. Mr. Kjensrud serves on the Company's Operations, Loan, Investment and Funds Management, and Sales and Service Committees. He is President and Director of Douglas National Bank Insurance Agency, Inc., and serves on its Suitability Review Committee.

LAUREN D. YOUNG. Mr. Young, age 62, has been a director of the Company and the Bank since 1986. He has owned and operated Lauren Young Tire Center
(Les Schwab) since 1969. He is a member of the Executive, Sales and Service and Audit Committees, and is a Trustee of the Profit Sharing Plan and Trust.

M. JOHN LOOSLEY. Mr. Loosley, age 68, has been a director of the Company and the Bank since 1973. He has been a Vice Chairperson and President of the company since March 1986. Mr. Loosley was the principal stockholder and President of Roseburg Paving Company until 1991, when he transferred control to his children. He, his wife, Jean, and two children are sole equal shareholders of Beaver State, Inc., a paving company. Mr. Loosley is Chairperson of the Executive Committee, a member of the Loan, and Investment and Funds Management Committees, and Chairperson of the Company's Profit Sharing Plan and Trust.

WILLIAM C. STILES. Mr. Stiles, age 65, has been a director of the Company and the Bank since December 1979 and Vice President of the Company since March 1986. Mr. Stiles is a professional engineer and the majority owner and president of Bill Stiles and Associates, a real estate brokerage firm in Roseburg, Oregon. Mr. Stiles is Chairperson of the Company's Loan, and Investment and Funds Management Committees, and a member of the Executive Committee. He is chairperson of the Douglas National Bank Insurance Agency's Suitability Review Committee, and He is a Trustee of the Profit Sharing Plan and Trust.

BRIAN R. PARGETER. Mr. Pargeter, age 53, has been a Director of the Company since November 28, 1995. He also serves as a Director of the Bank. Since 1967 Mr. Pargeter has been with Umpqua Insurance Agency, serving as President and majority shareholder. Mr. Pargeter is chairperson of the Company's Insurance Committee, and a member of the Operations and Audit Committees.

RICKAR D. WATKINS. Mr. Watkins, age 50, has been Director of the Company and the Bank since March of 1989. Mr. Watkins is President and owner of Rick's Medical Supply since 1978. Mr. Watkins is Chairperson of the Sales and Service Committee and a member of the Loan, Investment and Funds Management, and Insurance Committees.

PETE MARTINI. Mr. Martini, age 52, has been a Director of the Company since March 23, 1993. Mr. Martini has been the president of Elk River Enterprises, Inc., dba American Laminators, since before 1987. American Laminators is engaged in laminating structured timbers. Mr. Martini is Chairperson of the Company's Audit Committee, and a member of the Insurance and Sales and Service Committees. He is a Director of Douglas National Bank Insurance Agency.

------------------
EXECUTIVE OFFICERS
------------------
LINDA A. GANIM. Ms. Ganim, age 28, has served as Treasurer since May 1992. Ms. Ganim is a Certified Public Accountant with banking experience with North Valley Bank (1984-1986), Bank of America (1987-1988), and an accountant at Gordon, Odom and Davis, CPA Inc. (1989-1992). Ms. Ganim is the Controller of the Bank and Treasurer of the Company and its subsidiaries.

PETER H. NILSEN. Mr. Nilsen, age 48, has been Executive Secretary of the Company since 1986. Mr. Nilsen, a 1972 graduate of the University of Oregon law school, has practiced law in the Roseburg law firm of Walton, Nilsen, and Johnson, P.C., since that time. Mr. Nilsen is also the Executive Secretary of Douglas National Bank Insurance Agency, Inc.

M. NEIL ZICK. Mr. Zick, age 53, serves as Senior Vice President and Director of Bank Operations. From 1970 to 1989 he served in various operations and management positions with banking organizations. From 1989 to 1985 he served as Senior Vice President and Cashier of Bank of Livermore. He serves on the Administrative Policy Team of the Bank.

DON R. McDONEL. Mr. McDonel, age 54, serves as Vice President and Credit Administrator since June 1, 1995. From 1971 to 1980 he served in various lending and management positions with Bank of America. From 1981 to 1985 he was owner of a mortgage investment firm. From 1985 to 1995 he served in various lending and management positions for West American Bank and Bank of Flake County. He serves on the Administative Policy Team of the Bank.

KURT N. HECKERS. Mr. Heckers, age 37, serves as Vice President and Director of Retail Banking since January 3, 1994. From 1979 to 1994 he served in various operations and management positions for Security National Bank and Bank of America. He serves on the Administrative Policy Team of the Bank.

------------------------
OTHER EXECUTIVE OFFICERS
------------------------

WILLIAM C. STILES             -     Please see description under "Directors"
GARY L. KJENSRUD              -     Please see description under "Directors"
DAVID A. JACKSON              -     Please see description under "Directors"
M. JOHN LOOSLEY               -     Please see description under "Directors"


























Item 11 - EXECUTIVE COMPENSATION
--------------------------------
Cash and Non-Cash Compensation Paid to Certain Executive Officers
-----------------------------------------------------------------
The following table sets forth information concerning the compensation for each of the fiscal years ended December 31, 1995, December 31, 1994, and December 31, 1993, of the persons who were, during the fiscal year ended December 31, 1995, the Chief Executive Officer (or acting in a similar capacity) of the Company. The Company did not pay to any other executive officer of the Company, at December 31, 1995, an amount exceeding $100,000 for such fiscal year.

                               Summary Compensation Table
                                                          Long-Term
        Annual Compensation                           Compensation Awards
        -------------------                       Award              Payouts
   (a)            (b)     (c)     (d)      (e)       (f)       (g)       (h)
Name and                                  Other
Principal                                 Annual   Restricted  LTIP   All Other
Position (1)      Year  Salary    Bonus   Compen-   Stock      Pay-    Compen-
                                          sation    Award(s)   outs    sation
                          ($)     ($)      ($) (2)  ($) (3)     ($)     ($) (4)
Gary L. Kjensrud, 1995   $93,924  $ 3,521 $12,412   $ -0-     $ -0-    $50,282
Vice President of 1994   $93,924  $ 2,865 $ 2,683   $ -0-     $ -0-    $48,208
the Company and   1993   $93,924  $ 5,848 $ 8,117   $17,380   $ -0-    $46,506
Executive Officer
and President of
the Bank




___________________________________________
(1.)     M. John loosley served as Vice Chairperson and President of the
Company and David A. Jackson served as Chairperson of the Board of Directors of the Company for the four previous fiscal years. The Company did not pay to them any compensation for their services in these capacities and paid them only for their services as directors in the manner set forth in this item.

(2.)     For this fiscal year ended December 31, 1995, the Company awarded to
Mr Kjensrud $12,412 under the Company's Executive Incentive Plan, $2,683 for the fiscal year ended December 31, 1994, and $8,117 for the fiscal year ended December 31, 1993.

(3.)     At December 31, 1995, Mr. Kjensrud owned 35,402 shares having a value of $672,638 under the Executive Incentive Plan. Dividends are paid on all restricted shares to the same extent as any other shares of the Company's common stock.

(4.)     The Company contributed to its 401(k) Profit Sharing Plan on behalf of
Mr. Kjensrud the amount of $3,091 for the fiscal year ended December 31, 1995, $3,750 for the fiscal year ended December 31, 1994, and $3,524 for the fiscal year ended December 31, 1993. The Company paid on behalf of Mr. Kjensrud insurance premiums in the amount of $17,152 for the fiscal year ended
December 31, 1995, $17,152 for the fiscal year ended December 31, 1994, and $17,152 for the fiscal year ended December 31, 1993. These amounts include premiums for whole life insurance and disability insurance. The Company's Employee Stock Ownership Plan ("ESOP") allocated to Mr. Kjensrud's account 1,581 shares of stock with a dollar value of $30,039 for fiscal year ended December 31, 1995, 1,517 shares with a dollar value of $27,306 for the fiscal year ended December 31, 1994, and 1,476 shares with a dollar value of $25,830 for the fiscal year ended December 31, 1993. Mr Kjensrud had 10,260 shares with a value of $194,940 under the ESOP based on a $19.00 per share price of the Company's common stock at December 31, 1995.

-------------------------
COMPENSATION OF DIRECTORS
-------------------------
The Company and the Bank pay the amount of $175 per month to each of the directors for services provided as a director and $225 per month to the Chairperson of the Board of Directors for such services. The Company and the Bank also pays to the Committee Chairperson and Secretary an additional $25 per month for such services provided. DNBIA pays its directors the amount of $100 per meeting and its Chairman of the Board of Directors $150 per meeting for services provided in those capacities.

----------------------------------------------------------------------
EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT, AND CHANGE-IN-CONTROL ARRANGEMENTS
----------------------------------------------------------------------
The Company and Mr. Kjensrud entered into a Restated Employment Agreement dated November 29, 1988, by the term of which the Company employed him to serve as President of the Bank and to perform such other reasonably related duties as may be designated by the Board of Directors from time to time. In consideration therefor, the Company pays to him a minimum annual salary in the amount of $77,600 and any director's fees it pays to him during such year for his services as a director of the Company. Mr. Kjensrud also receives paid vacations, pension benefits, medical benefits, disability insurance, and other benefits as the Company may allow or provide to its employees in general and receives certain perquisites, such as an automobile, gasoline for such automobile, and membership in a country club.

The Agreement provides for certain other benefits. First, it provides for the payment of an annual bonus, determined on the basis of the achievement of certain goals. If Mr. Kjensrud does not achieve any of the specified goals, then the Company does not pay him any bonus; if he achieves a percentage of the goals, then he receives an interpolated percentage based on the proportion achievement of the goals; if he achieves all such goals, then he receives all of the bonus; and, if he exceeds such goals, he receives 110 percent of the specified bonus amount. The amount of the bonus each year for the achievement of all of the goals equals 25 percent of his annual salary. Mr. Kjensrud may elect to defer the payment of such bonus until the date of his death, permanent disability, or termination of employment. If he elects to defer its payment, the Company will credit to him interest thereon monthly at an interest rate equal to the interest rate the Company pays on money market instruments for like amounts of funds. At the date of death, disability, or termination of employment, Mr. Kjensrud (or his beneficiaries) may receive such amount in a lump sum or payable in 120 monthly installments.

The Agreement also provides that in the event the Company or the Bank are sold or merged during the term of Mr. Kjensrud's employment and the Company has not terminated Mr. Kjensrud for cause prior to the date of such sale and merger, the Company agrees to pay to him two years additional compensation equal to his base salary, his allowance for his automobile, and his annual bonus for the year in which the merger or sale took place. It is payable beginning as of the date of the sale or merger, even if the Company or the Bank (or their successor in interest) elects to continue to employ him. Mr. Kjensrud is also entitled to terminate his employment and receive such compensation if the Company or the Bank (or their successor in interest) do not offer to continue to employ him at the same level of duties and authority taking into account his background and abilities and consistent with his position before the sale and merger.

Finally, the Agreement provides that Mr. Kjensrud participate in the Company's Executive Supplemental Retirement Income Plan which the Company established for its executives to provide to them supplemental income upon retirement. Under this Plan, the Company agrees to pay Mr. Kjensrud upon retirement the amount of $5,192 per month for life or for 180 months, whichever is longer. The Company purchased an insurance policy upon the life of Mr. Kjensrud to permit the Company to provide such retirement benefits to him. If Mr. Kjensrud should become disabled, before retirement, under the Plan, the Company also agrees to provide to him a maximum monthly benefit of $1,400 for a period of time of not less than 2 years up until he reaches the age of 65.

----------------------------------------------------------------------
ADDITIONAL COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
IN COMPENSATION DECISIONS
----------------------------------------------------------------------
During 1995, Mr. M. John Loosley, Vice Chairman and President of the Company, served as a member of the Company's Executive Committee and participated in deliberations with respect to executive officer compensation. Three directors, David Jackson, Lauren D. Young, and William C. Stiles, who are also members of the Executive Committee and participate in deliberations with respect to executive officer compensation, have relationships and transactions with the Company. See Item 13, "Certain Relationships and Related Transactions."

------------------------------------------------------------------------
Item 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------
The following table sets forth certain information as of February 28, 1995, regarding beneficial ownership of the Company's common stock (the only class of outstanding voting securities of the Company) by each person who is known by the Company to own beneficially more than 5% of the common stock, each of the Company's directors, each named executive officer named in the summary compensation table, and all directors and executive officers as a group.
Each named beneficial owner has sole voting and investment power with respect to the shares listed unless otherwise indicated.

                                      2/29/96

                                                           Amount of  Percent
Name of Beneficial Owners        Address                   Ownership  of Class
-----------------------------    -------------------       ---------  --------
Employee Stock Ownership Plan    PO Box 1007               71,076      16.16 %
Trust (M. John Loosley, Lance C. Roseburg, OR  97470
Short, Lauren D. Young, David A.
Jackson, William C. Stiles and
Donna P. Woolley, trustees)

Gary L. Kjensrud                 PO Box 308                44,013 *    10.01 %*
                                 Winchester, OR 97495-0308
David A. Jackson                 PO Box 606                22,813       5.19 %
                                 Winchester, OR  97495
M. John Loosley                  245 Carriage Lane          8,279       1.88 %
                                 Roseburg, OR  97470
Lance C. Short                   PO Box 846                 7,186       1.63 %
                                 Winchester, OR 97495-0080
William C. Stiles                PO Box 1488                2,350        .53 %
                                 Roseburg, OR  97470
Lauren D. Young                  820 Old Garden Valley Rd.  1,438        .33 %
                                 Roseburg, OR  97470
Rickar D.Watkins                 1425 NE Hillview           2,025        .46 %
                                 Roseburg, OR  97470
Pete Martini                     PO Box 297                 2,232        .51 %
                                 Drain, OR  97435
Brian R. Pargeter                771 Lower Garden Valley Rd 2,569        .58 %

All directors and executive
officers as a group (9 persons)                            92,905 *    21.13 %*

   Does not include:

   * (i) Common shares which have vested under the Employee Stock Ownership plan as follows:

                Gary L. Kjensrud         10,260

--------------------------------------------------------
Item 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

The Bank has had, and expects to have in the future, banking transactions in the ordinary course of its business with various directors and executive officers of the Company and of the Bank, their immediate family, and associates and organizations in which they had or are to have a direct or indirect material interest, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and not involving more than a normal risk of collectibility or presenting other unfavorable features. The table following provides information covering extensions of credit by the Bank to the Company's directors and officers (including executive officers of the Bank who perform certain policy-making functions for the Company) and their associated businesses as of December 31, 1995. All of the loans listed in the table were current as to the payment of interest and principal as of December 31, 1995.

                                              Highest       Ending
                                             Outstanding    Balance
                                  Credit       Balance     December 31,
Name                Relationship  Limit      During 1995      1995       Rate
------------------  ------------  ---------  ------------  -----------   -----
Stiles, Neuner,      Investment   $ 200,000  $  200,000     $   16,642   10.25%
Loosley, Taucher     Partnership
(Prime Plus 2%)
 M. John Loosley     Director
 William C. Stiles   Director
 Joseph L. Taucher   Director

LCG Properties
 M. John Loosley     Director                $  149,668     $  143,175    9.00%

Roseburg Home Center
 Lance C. Short      Director                $  222,219     $  200,232   10.30%

Gary L. Kjensrud     Director                $   10,000     $    4,907   15.00%

Rickar D. Watkins    Director                $   40,026     $   33,541    8.90%

Rickar D. Watkins    Director                $   24,791     $   18,503    7.13%

Rickar D. Watkins    Director                $    9,647     $    5,385    7.13%

Rickar D. Watkins    Director                $    3,727     $    1,535    6.00%

William C. Stiles    Director                $   12,970     $    4,939    6.25%

Magnolia Gardens
Limited Partnership
 Lauren D. Young     Director                $   89,263     $   89,263    9.25%


PART IV
-------------------------------------------------------------------------
Item 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

                                                       1995
                                                      Annual       1995
                                                      Report       10-K
                                                       Page        Page
                                                      --------     ----
(a) The following are filed as part of this report

 1.Financial Statements..............................                35
    The following Financial Statements included in
    the United Bancorp Annual Report for 1995 filed
    as Exhibit 13.1 to this report.
      Consolidated Balance Sheets as of December 31,
      1995 and 1994..................................   13.1.1
      Consolidated Statements of Income for the Years
      ended December 31, 1995, 1994, and 1993........   13.1.3
      Consolidated Statements of Cash Flows for the
      Years ended December 31, 1995, 1994, and 1993..   13.1.5
      Statement of Stockholders' Equity for the years
      ended December 31, 1995, 1994, and 1993........   13.1.7
      Notes to Consolidated Financial Statements.....   13.1.8
      Five Year Summary of Operations................   13.1.26
      Report of Independent Accountants..............   13.1.27      35

 2.Financial Statement Schedules:     None

 3.Exhibits:
   (3) Articles of Incorporation and Bylaws
     3(i)   Second Restated Articles of Incorporation
     (Filed as an exhibit to the Annual Report on Form
     10-K for the period ended December 31, 1993, and
     by this reference incorporated herein)

     3(ii) Bylaws of United Bancorp (filed as an exhibit to the Annual Report on Form 10-K for the period ended December 31, 1990, with the Securities and Exchange Commission and incorporated herein by reference)

     3(iii) Second Restated Bylaws of United Bancorp
     (Filed as an exhibit to the Annual Report on Form
     10-K for the period ended December 31, 1994, and by this reference incorporated herein)

   (10) Material Contracts

     10.1   Employees Stock Ownership Plan (filed
     as an exhibit to the Annual Report on Form 10-K for the period ended December 31, 1990, and by this reference incorporated herein)


     10.2   Executive Supplement Retirement Income Plan
     (filed as an exhibit to the Annual Report on Form
     10-K for the period ended December 31, 1990, and by this reference incorporated herein)

     10.3 Restricted Stock Bonus Plan (filed as an exhibit to the Annual Report on Form 10-K for the period ended December 31, 1990, and by this reference incorporated herein)

     10.4   Promissory Note & Related Documents -
     Federal Home Loan Bank (filed as an exhibit to the Annual Report on Form 10-K for the period ended December 31, 1991, and by this reference incorporated herein)

     10.5   Amendment to Restricted Stock Bonus Plan
     (filed as an exhibit to the Annual Report on Form
     10-K for the period ended December 31, 1991, and by this reference incorporated herein)

     10.6   401(k) Profit Sharing Plan (filed as an
     exhibit to the Annual Report on Form 10-K for the period ended December 31, 1992, and by this reference incorporated herein)

     10.7   Restated Employment Agreement between the
     Company and Gary L. Kjensrud dated November 28,
     1988 (filed as an exhibit to the Annual Report on Form 10-K for the period ended December 31, 1992, and by this reference incorporated herein)

     10.8   Restated Employee Stock Option Plan
     adopted December 31, 1994 (filed as an exhibit to the Annual Report on Form 10-K for the period ended December 31, 1994, and by this reference incorporated herein)

     10.9   Restated 401(k) Plan adopted December 31,
     1994 (filed as an exhibit to the Annual Report on Form 10-K for the period ended December 31, 1994, and by this reference incorporated herein)

     10.10  Second Amendment to United Bancorp
     Restricted Stock Bonus Plan adopted February 18,
     1994 (filed as an exhibit to the Annual Report on Form 10-K for the period ended December 31, 1994, and by this reference incorporated herein)

     10.11 Employee Stock Option Plan Business Loan
     Agreement & Related Documents - Bank of America
     Oregon (filed as an exhibit with this Annual
     Report on Form 10-K)                                            36

   (11)   Statement Regarding Computation of Per Share
          Earnings:
     Disclosed in Note 1 to the Financial Statements       6         35

   (13)   Annual Report to Security-Holders, Form
          10-Q, and Form 10-QSB or Quarterly Report to Security-Holders:

     13.1  United Bancorp Annual Report for 1995
     (except for the pages and information expressly incorporated by reference in this Annual Report on Form 10-K, the United Bancorp Annual Report for 1995 is provided solely for the information of the Securities and Exchange Commission and is not deemed "filed" as part of the Annual Report on Form 10-K)

   (21) Subsidiaries of the Registrant: Disclosed in Note 1 to the Consolidated Financial
          Statements

   (22) Published Report Regarding Matters Submitted to Vote of Security-Holders:

(b)  Reports on Form 8-K: (filed as and exhibit to
     this Annual Report on Form 10-K)                                37

                                 SIGNATURES
                                 ----------
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED BANCORP

By:  \s\David A. Jackson                                  March ________, 1996
        ----------------
        David A. Jackson, Chairman
        of the Board of Directors

     \s\M. John Loosley                                   March ________, 1996
        ---------------
        M. John Loosley, Vice Chairman,
        President, and Director

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signatures                                                         Date
----------                                                         ----
     \s\David A. Jackson                                  March ________, 1996
        ----------------
        David A. Jackson, Chairman of the Board of Directors and Director

     \s\M. John Loosley                                   March ________, 1996
        ---------------
        M. John Loosley, Vice Chairman, President, and Director

     \s\Gary L. Kjensrud                                  March ________, 1996
        ----------------
        Gary L. Kjensrud, Vice President and Director

     \s\Linda A. Ganim                                    March ________, 1996
        --------------
        Linda A. Ganim, Treasurer, Chief Financial Officer and Principal Accounting Officer

     \s\William C. Stiles                                 March ________, 1996
        -----------------
        William C. Stiles, Vice President and Director

     \s\Lance C. Short                                    March ________, 1996
        --------------
        Lance C. Short, Director

     \s\Lauren D. Young                                   March ________, 1996
        ---------------
        Lauren D. Young, Director

     \s\Peter Nilsen                                      March ________, 1996
        ------------
        Peter Nilsen, Director

     \s\Rickar D. Watkins                                 March ________, 1996
        -----------------
        Rickar D. Watkins, Director

     \s\Brian R. Pargeter                                 March ________, 1996
        -----------------
        Brian R. Pargeter, Director

     \s\Pete Martini                                      March ________, 1996
        ------------
        Pete Martini, Director


-------------------------------------------------------------------------------
SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.
-------------------------------------------------------------------------------
Except to the extent that portions of the materials enumerated in (1) below are specifically incorporated into the Annual Report on Form 10K by reference, the Registrant hereby furnishes to the Securities and Exchange Commission for its information four copies of the following:

     (1) United Bancorp Annual Report for 1995 (filed as Exhibit 13.1 to this Annual Report on Form 10-K).