Form 10-Q
period 1996-03-31
UNITED BANCORP /OR/
filed 1996-05-15
CIK 101032

                       ----------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                       ----------------------------------

                                  FORM 10 - Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarter ended March 31, 1996

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________ to __________

                            ----------------------
                       Commission File Number 2-81060-S
                            ----------------------

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
The number of shares of common stock, par value $2.50, outstanding at March 31, 1996, was 440,481

                        UNITED BANCORP AND SUBSIDIARIES
                                   FORM 10-Q
                                     INDEX

PART I    FINANCIAL INFORMATION                                           PAGE
          ---------------------                                           ----

Item 1:   Financial Statements
          --------------------

          Consolidated Balance Sheets at March 31, 1996 and
          December 31, 1995..............................................    3

          Consolidated Statements of Income for the three months ended
          March 31, 1996 and March 31, 1995..............................    5

          Consolidated Statements of Changes in Cash Flows for the three
          months ended March 31, 1996 and March 31, 1995.................    7

          Computation of Earnings per Share for the three months ended
          March 31, 1996 and March 31, 1995..............................    9

          Notes to Condensed Consolidated Financial Statements,
          March 31, 1996.................................................   10

Item 2.   Management's Discussion and Analysis of Financial Conditions
          and Results of Operation.......................................   11

Part II   OTHER INFORMATION..............................................   13

Item 1.   Legal Proceedings..............................................   13

Item 2.   Changes In Securities..........................................   13

Item 3.   Defaults upon Senior Securities................................   13

Item 4.   Submission of Matters to a Vote of Security Holders............   13

Item 5.   Other Information..............................................   13

Item 6.   Exhibits and Reports on Form 8-K

          EX-10.12 Third Amendment to United Bancorp Restricted Stock
                   Bonus Plan............................................   13
          EX-10.13 United Bancorp Stock Option Plan......................   13
          EX-27    Financial Data Schedule (Filed electronically only)...   13


Signatures...............................................................   14

                        UNITED BANCORP AND SUBSIDIARIES
                          Consolidated Balance Sheets
                           (In Thousands of Dollars)

                                                     March 31,     December 31,
                                                        1996           1995
                                                    -------------  ------------
                                                    (Unaudited)    (Audited)

ASSETS
- ------
Cash and cash equivalents:
     Cash and due from banks.....................   $    3,981     $     3,899
     Interest bearing deposits with bank.........          -0-             -0-
                                                    ----------     -----------
         Total cash and cash equivalents.........        3,981           3,899

Securities:
     Held-To-Maturity............................          -0-             -0-
     Available-For-Sale .........................       51,503          46,669
                                                    ----------     -----------
         Total Securities........................       51,503          46,669

Loans  ..........................................       39,314          39,985
     Less allowance for loan losses..............         (507)           (476)
                                                    ----------     -----------
         Net loans...............................       38,807          39,509

Bank premises, furniture and equipment...........        2,718           2,769
Accrued interest receivable and other assets.....        1,064           1,013
Deferred tax assets..............................          -0-             -0-
                                                    ----------     -----------
Total Assets.....................................   $   98,073     $    93,859
                                                    ==========     ===========
LIABILITIES:
- -----------
Deposits:
     Demand......................................   $   11,437     $    10,947
     Interest bearing............................       25,474          27,057
     Savings.....................................       11,857          12,684
     Time Certificates:
         Certificates of $100m or Larger.........          679             874
         Certificates less than $100m............       13,218          12,547
                                                    ----------     -----------
     Total Deposits..............................       62,665          64,109


                        UNITED BANCORP AND SUBSIDIARIES
                          Consolidated Balance Sheets
                           (In Thousands of Dollars)
                                  (Continued)

                                                     March 31,     December 31,
                                                       1996           1995
                                                    (Unaudited)     (Audited)


Federal funds purchased and securities sold under
agreements to repurchase.........................       12,427          10,467
Bank Line of Credit..............................        2,060           2,646
Notes Payable....................................        8,695           4,103
Debt of Employee Stock Ownership Plan............          211             233
Other liabilities................................          722             658
Deferred Tax Liability...........................            2             182
                                                    ----------     -----------
     Total Liabilities...........................       86,782          82,398

STOCKHOLDERS' EQUITY:
     Common stock $2.50 par value, 5,000,000 shares
     authorized; 440,481 and 440,441 issued and
     outstanding at March 31, 1996 and December
     31, 1995 respectively.......................        1,101           1,101

Additional paid-in capital.......................        3,514           3,515
Retained Earnings................................        6,998           6,899
Deferred compensation under Employee Stock
Ownership Plan...................................         (211)           (233)
Net unrealized gains (losses) on securities
Available-For-Sale, net of $182 and $112 of
income tax liability, respectively...............         (111)            179
                                                    ----------     -----------
    Total stockholders' equity...................       11,291          11,461
                                                    ----------     -----------
Total Liabilities and Stockholders' Equity.......   $   98,073     $    93,859
                                                     =========      ==========















           See notes to condensed consolidated financial statements.

                        UNITED BANCORP AND SUBSIDIARIES
                       Consolidated Statements of Income
                           (In Thousands of Dollars)

                                                        Three Months Ended
                                                     March 31,       March 31,
                                                       1996            1995
                                                    (Unaudited)     (Unaudited)

Interest Income
     Loans.......................................   $    1,049     $       926
     Federal funds sold and interest bearing
     deposits with bank..........................            3              34
     Securities
       Taxable...................................          617             869
       Exempt from Federal Income Taxes..........          125              95
                                                    ----------     -----------
         Total Interest Income...................        1,794           1,924

Interest Expense
     Deposits....................................          343             303
     Federal funds purchased and securities sold
     under agreements to repurchase..............          173             152
     Notes Payable...............................           82             194
                                                    ----------     -----------
        Total Interest Expense...................          598             649


           Net Interest Income...................        1,196           1,275
     Provision for loan losses...................           30               0
                                                    ----------     -----------
           Net Interest Income after provision
           for loan losses.......................        1,166           1,275

Non-Interest Income
     Service charges on deposit accounts.........          117             122
     Other service charges, commissions and fees.           50              44
     Other Income................................            3               5
                                                    ----------     -----------
        Total Non-Interest Income................          170             171

Non-Interest Expense
     Salaries and employee benefits..............          527             554
     Net Occupancy and Equipment.................          140             159
     Losses (Gains) on sale of securities........          (30)            (58)
     Other.......................................          280             365
                                                    ----------     -----------
        Total Non-Interest Expense...............          917           1,020
                                                    ----------     -----------


                        UNITED BANCORP AND SUBSIDIARIES
                       Consolidated Statements of Income
                           (In Thousands of Dollars)
                                 (Continued)

                                                        Three Months Ended
                                                      March 31,      March 31
                                                        1996           1995
                                                    (Unaudited)     (Unaudited)


     Income Before Income Taxes..................          419             426

        Provision for Income Taxes...............          128             136
                                                     ---------      ----------
           NET INCOME............................   $      291     $       290
                                                     =========      ==========


































           See notes to condensed consolidated financial statements.

                        UNITED BANCORP AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                           (In Thousands of Dollars)

                                                        Three Months Ended
                                                     March 31,      March 31,
                                                       1996            1995
                                                    (Unaudited)    (Unaudited)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
- -------------------------------------------------
Cash flows from operating activities:
  Net Income.....................................   $      291     $       290
  Reconciliation of net income to net cash
    provided by operating activities:
    Loss on disposal of furniture and equipment..           -0-             -0-
    Depreciation and Amortization................           74              76
    Provision (Credit) for Loan Losses...........           30              -0-
    Provision (Credit) for Deferred Income Taxes.           -0-             -0-
    Compensation paid in stock...................           -0-             -0-
    Stock dividend received on FHLB stock........          (25)            (19)
    Amortization of securities' discounts and
    premiums.....................................            8             (19)
    Net realized (Gains) Losses on sale of
    securities Available for Sale................          (30)            (59)
    Decrease (Increase) in accrued interest
    receivable and other assets..................          (51)             94
    Increase (Decrease) in other liabilities.....           64             115
                                                    ----------     -----------
      Net cash provided by operating activities..          361             478

Cash flows from investing activities:
    Securities:
      Available For Sale:
        Maturities...............................        3,779             614
        Purchase.................................       (9,338)             -0-
        Proceeds from sales of securities........          300          10,627
      Held-to-Maturity:
        Maturities...............................          -0-             134
        Purchase.................................          -0-             (81)
    Net (Increase) decrease in loans.............          672            (681)
    Purchase of furniture and equipment..........          (23)            (23)
                                                    ----------     -----------
      Net cash provided by (used in) investing
      activities.................................       (4,610)         10,590


                        UNITED BANCORP AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                           (In Thousands of Dollars)
                                  (Continued)


                                                        Three Months Ended
                                                     March 31,      March 31,
                                                       1996           1995
                                                    (Unaudited)    (Unaudited)

Cash flows from financing activities:
    Net increase (Decrease) in demand deposits,
      interest bearing transaction, & savings
        accounts.................................       (1,920)         (4,798)
    Proceeds from sales of certificates of
      deposit greater (less) than payments for
        maturing time deposits...................          476           1,714
    Proceeds from issuance of ESOP Debt..........           25              68
    Stock purchase for ESOP......................          (25)            (68)
    Net increase (Decrease) in federal funds
      purchased and securities sold under
        repurchase agreements....................        1,960          (9,531)
    Net borrowings from bank line of credit......         (586)            -0-
    Net advances from FHLB of Seattle............        4,739           5,000
    Repayment of debt............................         (147)           (147)
    Retirement of stock..........................          (37)             -0-
    Proceeds from issuance of stock..............           38              35
    Cash dividends paid..........................         (193)           (185)
                                                    ----------     -----------
       Net cash provided by (used in) financing
       activities................................        4,331          (7,912)

Net increase (Decrease) in cash and cash
equivalents......................................           82           3,156

Cash and cash equivalents at beginning of the year.      3,899           7,068
                                                    ----------     -----------
Cash and cash equivalents at the end of the period. $    3,981     $    10,224
                                                    ==========     ===========

NON CASH INVESTING AND FINANCING ACTIVITIES:
Change in unrealized gains (losses) on securities
  available-for-sale, net deferred income tax....   $     (290)    $       405
CASH PAID DURING THE YEAR FOR:
  Interest.......................................   $      448     $       485
  Income Taxes...................................   $       37     $       -0-




           See notes to condensed consolidated financial statements.

                        UNITED BANCORP AND SUBSIDIARIES
                       Computation of earnings per share
                     (000.'s omitted except per share data)

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                        1996           1995
                                                     ----------    -----------
                                                    (Unaudited)    (Unaudited)
Primary:

     Average shares outstanding..................      439,427         439,806

     Net Income..................................   $      291     $       290

     Per share amount............................   $     0.66     $      0.66
                                                     =========      ==========


                       UNITED BANCORP AND SUBSIDIARIES
                       -------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 1996

Note A ---- BASIS OF PRESENTATION


The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 - 01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

UNITED BANCORP AND SUBSIDIARIES

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Total assets at March 31, 1996 equaled $98,073 million, representing an increase from December 31, 1995 of $4,214 million or 4.5%. This was due primarily to the Company's increase in short term borrowings to purchase investment securities. Investment securities increased to $51,503 in March 31, 1996 compared to $46,669 in December 31, 1995. Interest income from investments decreased however by $222,000 when compared to the three month period ending March 31, 1995. This is a result of the average book yield on the investment portfolio decreasing from 7.28 percent at March 31, 1995 compared to 6.54 percent at March 31, 1996, and the increase in investment securities from 1995. The reduction of interest income from investment securities has been offset somewhat by the shifting of the investment portfolio to tax exempt securities, which had an increase of $30,000, or a tax equivalent income equal to $40,000. The Company had a U.S. Agency called by the issuer which resulted in a gain of $30,000.

Gross loans decreased from December 31, 1995 by $671,000 to $39,314 million which represents a 1.7% decrease. The average balance of loans increased by $4.9 million, from $35,288 million for the period ended March 31, 1995, compared to $40,219 million for the period ended March 31, 1996. The average yield on loans decreased from 10.49% in 1995 to 10.25% in 1996. This combination accounts for the increase in loan interest income of $123,000 for the three month period ending March 31, 1996, compared to the same period ending March 31, 1995. At December 31, 1995, the loan loss reserve was $476,000 which represented 1.19% of outstanding gross loans. The Company recognized a provision for loan losses during the first quarter of 1996 for $30,000 and had net recoveries of loans of $1,000 which brought the loan loss reserve to $507,000 at March 31, 1996 which represents 1.29% of outstanding gross loans. The Company will continue to increase its' loan loss reserve in the second quarter of 1996 in order to reflect the Company's historical rate of loan losses.

Demand and Interest Bearing Deposits decreased $1.1 million to $36.9 million at March 31, 1996, (a 2.9% decrease), while Savings Deposits decreased $827,000 to $11.9 million at March 31, 1996, (a 6.5% decrease). The Company continues to see deposits running off into stocks, bonds, mutual funds or other investments which provide higher returns to customers. Part of the run off went into Time Certificates of Deposit which increased from $13,421 million at December 31, 1995 to $13,897 million at March 31, 1996. Other borrowings for the first three months of 1996 increased by $6.0 million to $23.1 million. The contributing factors for this increase are Federal Funds Purchased and Securities Sold under Agreements to Repurchase, and Bank Line of Credit increased $1.4 million, and notes payable increased $4.6 million for the period ending March 31, 1996. The increase in Notes Payable was used to purchase certain investment securities.

Total interest income fell $130,000 for the three months ended March 31, 1996 compared to the three months ended March 31, 1995. This was due in part to interest yields on taxable securities decreasing from 6.55% in 1995 to 6.5% in 1996 and a reduction in the amount of earnings from federal funds sold. Interest expense on deposits and other funding liabilities decreased $51,000 to

$598,000 for the three months ended March 31, 1996, compared to the three months ended March 31, 1995. Net interest income decreased $109,000, from $1,275 million for the three months ended March 31, 1995, compared to $1,166 million for the three months ended March 31, 1996.

Non interest expense decreased $103,000 to $917,000 at March 31, 1996 compared to $1,020 million at March 31, 1995. Salaries decreased $27,000 as a result of staff reductions, unfilled positions and a reduction in hours worked. In 1995 the Company invested in major building repairs which accounts for the $19,000 reduction of occupancy expense for the period ending March 31, 1996.
Other expenses decreased by $85,000 due primarily by reductions in FDIC and Comptroller's assessments, accounting fees and credit services fees. These expenses were offset by a gain on the call of certain investment securities of $30,000, compared to a gain of $58,000 for the same period during 1995. Total net income for the three months of 1996 increased over the same period of 1995 by $1,000 or three-tenths of one percent to a total of $291,000.

UNITED BANCORP AND SUBSIDIARIES
- -------------------------------
PART II    OTHER INFORMATION

  ITEM 1.  LEGAL PROCEEDINGS

           NONE

  ITEM 2.  CHANGES IN SECURITIES

           NONE

  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

           NONE

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           On April 23, 1996, at the annual meeting of the shareholders of the Company, shareholders owning 318,601 shares of the common stock of the Company voted in favor of the election of M. John Loosley, William C. Stiles, and Lauren D. Young as Class 2 Directors of the Company, shareholders owning
223 shares voted against their election, and shareholders owning 0 shares abstained from voting for or against them as Class 2 Directors and shareholders owning 317,914 shares of the common stock of the Company voted in favor of the election of Brian R. Pargeter and Clint Newell as Class 3 Directors, shareholders owning 911 shares voted against them, and shareholders owning 0 abstained from voting for or against them as Class 3 Directors. Shareholders owning 294,032 of the common stock of the Company voted in favor of the United Bancorp Stock Option Plan, shareholders owning 5,782 shares voted against such plan, and shareholders owning 19,010 shares abstained from voting for or against the plan. Shareholders owning 314,405 shares voted for the ratification for the appointment of Knight, Vale & Gregory, Inc., P.S. as the auditors for the Company for the fiscal year ended December 31, 1996, shareholders owning 811 shares voted against such appointment, and shareholders owning 3,608 shares abstained from voting for or against such appointment.

  ITEM 5.  OTHER INFORMATION

           NONE

  ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

           A. Exhibits:
              10.12 Third Amendment to United Bancorp Restricted Stock Bonus
                    Plan

              10.13 United Bancorp Stock Option Plan

              27  Financial Data Schedule (filed electronically only)

           B. Reports on Form 8-k

              On February 15, 1996, the Company filed a Current Report on Form 8-K to report the resignation of Joseph L. Taucher as a director of the Company in November 1995, and the appointment of Brian R Pargeter to fill the vacancy created thereby and to report to the resignation of Donna P. Wooley and David
L. Geddes in January 1996, as directors of the Company.

UNITED BANCORP AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                       UNITED BANCORP
                                                        (REGISTRANT)




Date      05/14/96                           \s\By   LINDA GANIM, TREASURER
                                                ---------------------------
                                                Linda Ganim, Treasurer,
                                                (Principal Accounting Officer)



Date      05/14/96                            \s\By    M. JOHN LOOSLEY
                                                ----------------------
                                                M. JOHN LOOSLEY
                                                President