Form 10-K405/A
period 1995-12-31
UNITED BANCORP /OR/
filed 1996-05-29
CIK 101032

                       ----------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                       ----------------------------------
                         AMENDMENT NO. 1 TO FORM 10-K405

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 1995 or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________ to __________

                       Commission File Number 2-81060-S
                            ----------------------

                                UNITED BANCORP
            (Exact name of Registrant as specified in its Charter)

            OREGON                                    93-0612062
   (State of incorporation)               (IRS Employer Identification Number)

                             555 S.E. KANE STREET
                            ROSEBURG, OREGON 97470
                   (Address of principal executive offices)
                                 (541) 440-2629
               (Registrants' telephone number, including area code)

           Securities registered pursuant to Section 12 (g) of the act:

                                   None
                                   ----

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days             YES [ X ]       NO  [   ]
                                                         -----           -----
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

The number of shares of Registrant's common stock, par value $2.50, outstanding on February 29, 1996, was 439,761

                      DOCUMENTS INCORPORATED BY REFERENCE
                                    None
                                    ----

Pursuant to the instructions of Form 10-K, United Bancorp (the "Company") hereby furnishes to the Securities and Exchange Commission a copy of its Proxy Statement and Proxy it first mailed to its shareholders on or about April 1, 1996, in connection with its annual meeting of shareholders on April 23, 1996.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           UNITED BANCORP
                                            (Registrant)

Date      May 28, 1996                     \s\ by David A. Jackson
                                              -----------------------------
                                              David A. Jackson, Chairman of
                                              the Board of Directors


Date      May 28, 1996                      \s\ by M. John Loosley
                                               ----------------------------
                                               M. John Loosley, Vice Chairman,
                                               President, and Director

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

  \s\ by David A. Jackson                                     May 28, 1996
     --------------------
     David A Jackson, Chairman of the
     Board of Directors

  \s\ by M. John Loosley                                      May 28, 1996
     -------------------
     M. John Loosley, Vice Chairman
     President, and Director

  \s\ by Gary L. Kjensrud                                     May 28, 1996
     --------------------
     Gary L. Kjensrud, Vice President
     and Director

  \s\ by Linda A. Ganim                                       May 28, 1996
     ------------------
     Linda A. Ganim, Treasurer, Chief
     Financial Officer and Principal
     Accounting Officer

  \s\ by William C. Stiles                                    May 28, 1996
     ---------------------
     William C. Stiles, Vice President
     and Director

  \s\ by Lance C. Short                                       May 28, 1996
     ------------------
     Lance C. Short, Director

  \s\ by Lauren D. Young                                      May 28, 1996
     -------------------
     Lauren D. Young, Director

  \s\ by Peter Nilsen                                         May 28, 1996
     ----------------
     Peter Nilsen, Secretary

  \s\ by Clint Newell                                         May 28, 1996
     ----------------
     Clint Newell, Director

  \s\ by Rickar D. Watkins                                    May 28, 1996
     ---------------------
     Rickar D. Watkins, Director

  \s\ by Brian Pargeter                                       May 28, 1996
     ------------------
     Brian Pargeter, Director

  \s\ by Pete Martini                                         May 28, 1996
     ----------------
     Pete Martini, Director

     Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15 (d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

(a) Except to the extent that the materials enumerated in (1) and/or (2) below are specifically incorporated into this Form by reference (in which case see Rule 12b-23 (d) ), every registration which files an annual report on this Form pursuant to Section 15 (d) of the Act shall furnish to the Commission for its information, at the time of filing its report on this Form, four copies of the following:

     (1) Any annual report to security holders covering the registrant's last fiscal year; and

     (2) Every proxy statement, form of proxy or other proxy soliciting material sent to more than ten of the registrant's security holders with respect to any annual or other meeting of security holders.

(b) The foregoing material shall not be deemed to be "filed" with the Commission or otherwise subject to the liabilities of Section 18 of the Act, except to the extent that the registrant specifically incorporates it in its annual report on this Form by reference.

(c) If no such annual report or proxy material has been sent to security holders, a statement to that effect shall be included under this caption. If such report or proxy materials is to be furnished to security holders subsequent to the filing of the annual report of this Form, the registrant shall so state under this caption and shall furnish copies of such material to the Commission when it is sent to security holders.

                               EXHIBIT INDEX


Exhibit   Document                                                     Page
- -------   ----------                                                   ----

99.1      Proxy Statement (the Proxy Statement is provided solely for   99.1.1
          the information of the Securities and Exchange Commission
          and is not deemed "filed" as a part of the Registrant's
          Annual Report of Form 10-K for the fiscal year ended
          December 31, 1995)

99.2      Proxy Card (the Proxy Card is provided solely for the         99.2.1
          information of the Securities and Exchange Commission
          and is not deemed "filed" as a part of the Registrant's
          Annual Report on Form 10-K for the fiscal year ended
          December 31, 1995)