Form 10-K405/A
period 1995-12-31
UNITED BANCORP /OR/
filed 1996-07-11
CIK 101032

                       ----------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                       ----------------------------------
                         AMENDMENT NO. 2 TO FORM 10-K405

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

The number of shares of Registrant's common stock, par value $2.50, outstanding on February 29, 1996, was 439,761

                      DOCUMENTS INCORPORATED BY REFERENCE
                                    None
                                    ----

United Bancorp (the "Company") hereby amendments the Company's Form 10-K405, for the following Items.

Item 1 - BUSINESS
- -----------------
General
- -------
United Bancorp (the "Company") is an Oregon corporation organized in 1971. Its principal continuing business is the coordination of the financial resources of the consolidated enterprise and the making of investments in and advances to its subsidiaries to fund portions of their capital and credit requirements.

The business of Douglas National Bank (the "Bank"), a subsidiary of the Company, is, and is expected for the foreseeable future to continue to be, the principal source of the Company's revenue. See "The Bank" for a discussion of its subsidiary, Douglas National Bank Insurance Agency, Inc.("DNBIA").

The Company
- -----------
The Company is a corporation organized under the laws of Oregon in 1971 as a bank holding company. It owns all the capital stock of the Bank, a national banking association chartered in 1959.

The Company was formed to permit greater flexibility in the operation of the Bank and related financial services. In September 1972, through a plan of re-organization and merger, the Bank became a subsidiary of the Company and the stockholders of the Bank became the stockholders of the Company. The Company's principal sources of funds are dividends and interest from the Bank.
There are legal limitations on the extent to which the Bank can pay dividends to the Company or otherwise supply funds to the Company or its affiliates.

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

The Bank
- --------
The Bank is a national banking association chartered in 1959. It is engaged in the general banking business in Douglas County, Oregon. Its primary service area is northern Douglas County. Its main office is located at 555 S.E. Kane Street, Roseburg, and it operates five branch offices in Winston, Sutherlin, Glide, Drain and Roseburg (Garden Valley) and two off premises automatic teller machines located in Roseburg and Rice Hill Valley.

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

Competition
- -----------
All phases of the Company's financial service activities, including banking and the related businesses in which it is engaged are highly competitive.
The Bank competes with independent locally controlled banks and banks which are sub-sidiaries of bank holding companies based inside and outside Oregon. The Bank competes actively with banks, savings and loans, and credit unions for deposits and loans, and brokerage firms for deposits. The Bank also competes with other financial institutions, including personal loan companies, finance companies and governmental agencies, all of which are actively engaged in marketing various types of loans and other financial services.

Quality of service to customers and ease of accessibility to facilities are among the principal methods of meeting competition in the financial services industries.

Number of Persons Employed
- --------------------------
As of December 31, 1995, the Bank had 51 full-time employees and 22 part-time employees. None of the Bank's employees is represented by a labor union. The Bank considers its relationships with its employees satisfactory.

Supervision and Regulation of the Company
- -----------------------------------------
The Company is subject to regulation under the Bank Holding Company Act of 1956 (the "Act"), as amended, and is registered as such with the Federal Reserve Board. As a bank holding company, the Company is required to file with the Federal Reserve Board reports and any additional information the Federal Reserve Board may require. The Federal Reserve Board may make examinations of the Company and its subsidiaries and it also has the power to issue cease and desist orders where action or inaction would constitute a threat to the safety, soundness or stability of the Company.

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

The Company and its subsidiaries are "affiliates" of the Bank within the meaning of the Federal Reserve Act and regulations of the Federal Deposit Insurance Corporation ("FDIC"), which impose restrictions on loans by the Bank to its affiliates, on investments by the Bank in the stock or securities of its affiliates, on taking such stock or securities as collateral security for loans to any borrower, on the guarantee of credit of an affiliate and on the purchase of assets from an affiliate. The Company, the Bank and their affiliates are also subject to restrictions on engaging in the business of underwriting or distributing securities in the United States.

Supervision and Regulation of the Bank
- --------------------------------------
The Bank is subject to supervision and regular examination by the Comptroller of Currency. It is also subject to regulations issued by the Federal Reserve Board and FDIC.

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

Monetary Policies
- -----------------
The Company and its subsidiaries are affected by the national and regional economic environment and are also affected directly and indirectly by the monetary and fiscal policies of the United States Government, including the Federal Reserve System which regulates the nation's money supply primarily through control of bank credit. Such regulation has the effect of influencing the overall growth of bank loans, investments and deposits and affects interest rates on loans and deposits. The monetary policies of the Federal Reserve System have had a significant effect on the operating results of commercial banks in the past and are expected to do so in the future. The impact of these policies cannot be accurately predicted.

United Bancorp Consolidated Statistical Information
- ---------------------------------------------------
The following tables present certain financial and statistical information with respect to United Bancorp and its subsidiaries. Most of the information is required by Guide 3, "Statistical Disclosure by Bank Holding Companies", of the Securities and Exchange Commission. The following tables should be read in conjunction with the Consolidated Financial Statements (including notes) included in United Bancorp's 1995 Annual Report to Shareholders filed as
Exhibit 13.1 to this report, incorporated herein by reference.
Reference is made to the following financial and statistical information from its Annual Report to Shareholders for the year ended December 31, 1995:






                                                         United Bancorp
                                                 Annual Report to Shareholders
                                                            Page Number

Investment Securities.............................................38
Loans.............................................................40
Short-Term Borrowings.............................................43

       Average Balances (in thousands) and Average Rates Earned and Paid
       -----------------------------------------------------------------
The following table shows average balances and interest income or interest expense (in thousands), with the resulting average yield or rates by category of average earning asset or interest bearing liability.

________________________________________Year ended December 31,1995____________
                                                        Interest    Average
                                           Average      Income or   Yield or
                                           Balance      Expense     Rates
Assets
Interest bearing balances due from banks   $    955     $    57         5.97 %
Securities - taxable                         40,432       2,828         6.99
Securities - tax-exempt*                      8,881         414         6.25
Loans**                                      38,206       3,982        10.42
                                             ------       -----
  Total earning asset/interest income        88,474     $ 7,281         8.23

Reserve for loan losses                        (431)
Cash and due from banks                       3,806
Premises and equipment, net                   2,851
Other assets                                  1,084
                                             ------
Total assets                               $ 95,784
                                            =======
Liabilities and Stockholders' Equity
Savings and interest bearing demand        $ 39,924    $    747         1.87 %
Time deposits                                12,742         581         4.56
Short-term borrowings                        10,875         483         4.44
Long-term debt                                9,458         629         6.65
   Total interest-bearing liabilities /      ------       -----
   interest expense                          72,999    $  2,440         3.34
Demand deposits                              11,533
Other liabilities                               700
                                             ------
Total liabilities                            85,232
Stockholders' equity                         10,552
                                             ------
Total liabilities and stockholders' equity $ 95,784
                                            =======
Net interest income                                     $ 4,841
Net interest spread                                                     4.89 %
Net interest income to earning assets                                   5.47

 * Average yield on non-taxable securities has been computed at a 34% tax-equivalent rate.
** Nonaccrual loans have been included in the computation of average loans (1995 - $4 and 1994 - $168). Loan fees recognized during the period and included in the yield calculation totaled $296 in 1995 and $420 in 1994.
*** Average yield on all Securities is computed by dividing income by average historical cost.

       Average Balances (in thousands) and Average Rates Earned and Paid
       -----------------------------------------------------------------
The following table shows average balances and interest income or interest expense (in thousands), with the resulting average yield or rates by category of average earning asset or interest bearing liability.

________________________________________Year ended December 31,1994____________
                                                        Interest     Average
                                           Average      Income or    Yield or
                                           Balance      Expense      Rates
Assets
Interest bearing balances due from banks   $  2,363     $    100        4.23 %
Securities - taxable                         51,311        3,013        5.87
Securities - tax-exempt*                      8,007          332        5.56
Loans**                                      30,815        3,242       10.52
                                             ------        -----
    Total earning asset/interest income      92,496     $  6,687        7.23

Reserve for loan losses                        (477)
Cash and due from banks                       3,917
Premises and equipment, net                   2,723
Other assets                                  1,687
                                             ------
Total assets                               $100,346
                                            =======
Liabilities and Stockholders' Equity
Savings and interest bearing demand        $ 45,449     $    788        1.73 %
Time deposits                                13,138          440        3.35
Short-term borrowings                        11,753          422        3.59
Long-term debt                                6,885          383        5.56
   Total interest-bearing liabilities /      ------         ----
     interest expense                        77,225     $  2,033        2.63
Demand deposits                              11,716
Other liabilities                             1,399
                                             ------
Total liabilities                            90,340
Stockholders' equity                         10,006
                                             ------
Total liabilities and stockholders' equity $100,346
                                            =======
Net interest income                                     $  4,654
Net interest spread                                                     4.60 %
Net interest income to earning assets                                   5.03

 * Average yield on non-taxable securities has been computed at a 34% tax-equivalent rate.
** Nonaccrual loans have been included in the computation of average loans (1995 - $4 and 1994 - $168). Loan fees recognized during the period and included in the yield calculation totaled $296 in 1995 and $420 in 1994.
*** Average yield on all Securities is computed by dividing income by average historical cost.

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

________________________________________Year ended December 31,________________
                        _____1995 over 1994________   _____1994 over 1993______
                        Total      Amount of Change   Total   Amount of Change
                         Inc.       Attributed to      Inc.     Attributed to
                        (Dec.)     Volume   Rate      (Dec.)  Volume     Rate
Interest Income:
 Interest on deposits-
 domestic financial
 institutions..........  $ (43)    $ (75)   $  32     $ (13)   $  (26)   $  13
 Interest on securities-
  taxable..............   (185)     (712)     527       (41)     (171)     130
 Interest on securities-
  non-taxable..........     82        44       38       227       168       59
 Interest and fees on
  loans................    740       770      (30)      739       612      127
                          ----      -----    -----     -----      ----    ----
  Total interest income  $ 594     $  27    $ 567     $ 912    $  583    $ 329

Interest expense:
 Interest on deposits:
  Savings and interest
   bearing demand......  $ (41)    $(100)   $  59     $(193)   $    5    $(198)
  Time deposits........    141       (13)     154       (22)      (13)      (9)
  Interest on short-
   term borrowings.....     61       (34)      95       182        89       93
  Interest on long-term
   debt................    246       161       85       199       249      (50)
                          ----      ----     ----      ----       ----    ----
  Total interest expense $ 407     $  14    $ 393     $ 166    $  330    $(164)

Net interest spread..... $ 187     $  13    $ 174     $ 746    $ 253     $ 493


Investment Securities
- ---------------------
At December 31, 1995 the amortized cost, principal amount and weighted average yields to maturity of securities Available-For-Sale were as follows
(dollars in thousands):

                                                          Par Value  Weighted
                                             Amortized    Principal  Average
                                               Cost         Amount    Yield
U.S. Government agencies
  Due after 1 but within 5 years...........  $  6,105     $  6,166      9.14 %
  Due after 5 but within 10 years..........     4,219        4,300     24.07
                                              -------       -------
  Total U.S. Government agencies...........  $ 10,324     $ 10,466

States and Political subdivisions*
  Due within 1 year........................  $    245     $    245      7.10 %
  Due after 1 but within 5 years...........     1,625        1,605      8.23
  Due after 5 but within 10 years..........     6,150         6,150     8.40
  Due after 10 years.......................     2,447         2,300     9.07
                                              -------       -------
   Total states and political subdivisions.  $ 10,467     $  10,300

Mortgage Backed securities/Collateralized
 Mortgage Obligations
  Due after 1 but within 5 years...........  $    803     $     801     6.06 %
  Due after 5 but within 10 years..........     3,221         3,177     5.79
  Due after 10 year........................    20,074        20,171     6.98
                                              -------       -------
    Total MBS & CMO's......................  $ 24,098     $  24,149
Federal Reserve & Federal Home
 Loan Bank Stock...........................     1,489         1,489     7.03

Total Securities Available-for-Sale........  $ 46,378      $ 46,404     8.61 %
                                              =======       =======

* Weighted average yield on state & political subdivisions has been computed at a 34% tax-equivalent rate.
** The Company had no Security Issuer's which exceeded ten percent (10%) of Stockholder's Equity.

Loan Portfolio
- --------------
At December 31, 1995, the maturities of all loans by category were as follows (in thousands):

                                         Due after one
                           Due within     but within      Due after
                            one year      five years      five years    Total
Loan category:

Real estate construction.. $    599      $     89         $    421    $  1,109
Commercial................    8,925         7,170           11,119      27,214
Real Estate Mortgage......      761           735            5,782       7,278
Consumer Installment......    1,411         2,616              404       4,431
                            -------       -------          -------     -------
Total loans by maturity    $ 11,696      $ 10,610         $ 17,726    $ 40,032


Variable rate loans due after one year totaled $15,623 at December 31, 1995, and loans with predetermined or fixed rates due after one year totaled $12,713.


Nonperforming Loans
- -------------------
  The accrual of interest on a loan is discontinued when, in the opinion of management, the future collectibility of principal or interest is in serious doubt. The Bank's policy is to reverse and charge against current income, interest previously accrued but uncollected. Subsequent interest collected on such loans is credited to loan principal if, in the opinion of management, full collectibility of principal is doubtful.

  Loans contractually past due 90 days or more on which interest was being accrued at December 31, 1995 were $81,000, as compared to $97,000 at December 31, 1994.

  The Company had no potential problem loans as of December 31, 1995.

Summary of Loan Loss Experience
- -------------------------------
The following table shows the Company's loan loss performance for the years ended December 31 (in thousands):

                                                        1995           1994
                                                      --------       --------
Loans at year end .................................   $ 39,985       $ 33,775

Average loans outstanding..........................     38,206         30,815
Reserve balance, beginning of year.................        483            488
  Recoveries:
    Commercial and other...........................         14             33
    Real estate - construction.....................          0              0
    Real estate - mortgage.........................          0              0
    Installment....................................         18             12
    Credit Cards...................................          8             ---
                                                       -------         -------
Loans charged off:                                          40             45
    Commercial and other...........................         87             16
    Real estate - construction.....................          0              0
    Real estate - mortgage.........................          0              0
    Installment....................................         31             34
    Credit Cards...................................          9             ---
                                                       -------         -------
                                                           127             50
                                                       -------         -------
    Net loans charged off (recoveries).............         87              5
    Provision charged to operations................         80              0
                                                       -------         -------
    Reserve balance, end of year                      $    476       $    483
                                                       =======        =======
Ratio of net loans charged off to
 average loans outstanding...........................      .23           .016
Ratio of reserve for loan losses to loans at year end     1.19           1.43

An allocation of the reserve for loan losses by loan category is as follows (in thousands):

                                      Percent of               Percent of
                                      loans in each            loans in each
                                      category to              category to
                                Amount  total loans      Amount   total loans
Balance at December 31,         1995                     1994
applicable to                  ------  -------------    ------  -------------
  Commercial and other         $  198        41.6  %    $  107           60 %
  Real estate - construction      10         2.1            0             0
  Real estate - mortgage         145        30.5           38            22
  Installment                     65        13.7           32            18
  Unallocated                     58        12.1          306
                               ------  -------------    ------  -------------
                              $  476         100  %    $  483           100 %
                               =====                    =====

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

Deposits
- --------
The average amount of domestic deposits by category and the average rates paid by each deposit category for the years ended December 31 was as follows (dollars in thousands):

                                             1995               1994
                                     -------------------    -------------------
                                     Average     Average    Average     Average
                                     Balance      Rate      Balance      Rate
Noninterest bearing demand deposits. $ 11,533        N/A    $ 11,716       N/A
Interest bearing demand.............   26,009       1.69 %    28,506     1.49 %
Savings.............................   13,915       2.21      16,943     2.14
Time................................   12,742       4.56      13,138     3.35

At December 31, 1995, the amount of domestic time certificates of deposit in amounts of $100,000 or more by time remaining to maturity was as follows
(in thousands):

  Three months or less...........................    $ 317
  Over three months through six months...........      224
  Over six months through twelve months..........      106
  Over twelve months.............................      227

Short Term Borrowings
- ---------------------
Securities sold under agreements to repurchase represent short-term borrowings with maturities which do not exceed 270 days. The following is a summary of such short-term borrowings for the years ended December 31, 1995, and 1994.

                                                   1995             1994
                                                  -------         --------
Repurchase Agreements
  Amount outstanding December 31,...............  $ 10,467        $ 11,356
  Weighted average interest at December 31,.....      4.33 %          4.08 %
  Maximum balance outstanding at any month end..  $ 11,225        $ 11,356
  Daily average balance outstanding during year.  $  9,740        $  7,570
  Weighted average interest rate during year....      4.41 %          3.20 %

  Fed Funds Purchased and FHLB Bank Line of Credit
  Amount outstanding December 31,...............  $  2,646        $  6,850
  Weighted average interest at December 31,.....     6.125 %          6.62 %
  Maximum balance outstanding at any month end..  $  7,975        $  6,850
  Daily average balance outstanding during year.  $  1,009        $  3,803
  Weighted average interest rate during year....      6.08 %          4.73 %

Return on Equity and Assets
- ---------------------------
Return on daily average assets and equity for the years ended December 31 are presented below (dollars in thousands):

                                                   1995               1994
                                                 --------           --------
   Net income.................................   $   1,143          $     587
   Average total assets.......................   $  95,784          $ 100,346
   RETURN ON AVERAGE ASSETS...................        1.19 %              .58 %

   Net income.................................   $   1,143          $     587
   Average equity.............................   $  10,552          $  10,006
   RETURN ON AVERAGE EQUITY...................       10.83 %             5.87 %

   Average total equity.......................   $  10,552          $  10,006
   Average total assets.......................   $  95,784          $ 100,346
   AVERAGE TOTAL EQUITY TO ASSETS RATIO.......       11.02 %             9.97 %

   Dividends per share........................         .42                .40
   Income per share...........................        2.70               1.39
   DIVIDENDS PAYOUT RATIO.....................       15.56 %            28.80 %

Interest Rate Sensitivity Table
- -------------------------------
The Net Interest Income/Expense Change for the period ending December 31, 1995 is presented below (dollars in thousands):

                                        Decrease                 Current Rate
                           ----------------------------------    ------------
                             -300bp       -200bp     -100bp        Scenario
                           ----------------------------------    ------------
Securities-Taxable........ $  (417,631) $(156,122) $(117,282)    $  (80,759)
Securities-Tax-exempt.....        (466)       135        460            786
Loans.....................    (717,613)  (244,462)  (125,702)        (5,125)
                            ----------   --------   --------      ---------
Total Change in Interest
 Income..................  $(1,135,710)  $(400,449) $(242,524)   $  (85,098)
                            ==========    ========   ========     =========
Savings and interest
 bearing demand..........    (225,438)   (105,205)    (7,232)           -0-
Time deposits............    (133,726)    (80,430)   (49,966)       (19,725)
Short-term borrowings....    (211,231)    (97,266)   (41,435)           -0-
Long-term debt...........     (11,759)     (3,621)    (2,259)          (905)
                            ---------    --------   --------      ---------
Total Change in Interest
  Expense................  $ (582,154)  $(286,522) $(100,892)    $  (20,630)
                            =========    ========   ========      =========

  Net Interest Change....  $ (553,556)  $(113,927) $(141,632)    $  (64,468)
                            =========    ========   ========      =========

                                          Increase
                              -------------------------------------
                                 +100bp       +200bp       +300bp
                              -------------------------------------
                              C>
Securities-Taxable.......     $  (42,432)  $   (4,191)  $  189,012
Securities-Tax-exempt....          1,112        1,438        2,038
Loans....................        115,833      237,379      704,327
                               ---------    ---------    ---------
Total Change in Interest
 Income..................     $   74,513   $  234,626   $  895,377
                               =========    =========    =========
Savings and interest
 bearing demand..........     $   30,782   $   61,564   $  338,157
Time deposits............           (911)      18,385      151,276
Short-term borrowings....         45,072       90,971      302,357
Long-term debt...........            450        1,812        9,950
                               ---------    ---------    ---------
Total Change in Interest
  Expense................     $   75,393   $  172,732   $  801,740
                               =========    =========    =========

Net Interest Change......     $     (880)  $   61,894   $   93,637
                               =========    =========    =========

The bank has an Asset Liability Management Team which meets quarterly to review the position of the bank. This Team reports to the Investment and Funds Management Committee of the Board. The Team reviews the net interest change the bank would incur in a rising, falling or constant rate environment over a 12 month horizon. If the change is unacceptable in any interest rate environment, the bank will focus on methods to get the bank into an acceptable net interest change position. This might be accomplished by implementing floors or collars on loans, increasing or decreasing floating rate loans and/or investments, implementing a Certificate of Deposit promotion, selling certain investments, changing strategy on pricing of deposits, just to name a few.
The bank's philosophy is conservative on what it considers an acceptable net interest change. The board would like to see a positive change in all rate environments or minimal decreases in net interest income. Particular emphasis is put on a negative net interest change given a move in rates when the economy appears to be going that direction.

- -------------------------------------------------------------------------------
Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION
- -------------------------------------------------------------------------------
RESULTS OF OPERATIONS
- ---------------------
1995 Compared to 1994

The Company had improved financial results in 1995 with net income up 95 percent from 1994. The increase in net income resulted in a return on average assets of 1.19% and a return on average equity of 10.95%, up from .59% and 5.94% respectively in comparison to 1994. Various factors influenced the increase in net income. Net interest income was up 5 percent or $187,000, noninterest income was up 14 percent or $105,000, and noninterest expense was down 13 percent or $558,000 in comparison to 1994.

The Company repositioned the Investment portfolio in 1994, taking a $366,000 realized loss. This repositioning increased yields on investments for 1995 dramatically. The average yield on taxable securities in 1994 was 5.87 percent, while the average yield in 1995 was 6.99 percent. Although the yield on the securities increased, total securities decreased by 21 percent or $12,338,000 in 1995. The Company sold about $10,000,000 in securities to decrease the volatility in the portfolio. The Company reduced exposure in the portfolio if rates were to rise substantially. The Company used the proceeds from the sale of securities and maturities throughout the year to pay off short term debt and purchase seasoned real estate loans yielding an average interest rate of 8 percent. Hence, net loans increased over 1994 by $6,217,000 and interest income on loans increased from $3,242,000 in 1994 to $3,982,000 in 1995. The repositioning of the balance sheet resulted in an increase of interest income of $594,000 in 1995. The Company also recognized a provision for loan losses of $80,000 in 1995, compared with no provision in 1994. The allowance for loan losses was $476,000 at December 31, 1995 which represented
1.19 percent of gross loans, compared with $483,000 or 1.43 percent in 1994. The loan portfolio continues to be of strong credit quality which reflects the Company's conservative policies. Non performing loans were $178,604 at year end compared with $168,000 in 1994. The Company had net charge off loans of $87,000 in 1995 compared to $5,000 in 1994.

The bank's investment portfolio includes Collaterlized Mortgage Obligations and Mortgaged Backed Securities bonds which are issued by Governmental Agencies such as FNMA, GNMA, FHLB. These type of bonds are backed by the implied credit of the United States Government and therefore have very little credit risk
associated with them.   In other words, the principal amount invested in these
bonds will be repaid in the scheduled time frame unless the Governmental Agency were to go bankrupt and the United States Treasury didn't step in and bail them out (which is unlikely). These type of bonds, like all investments have a degree of interest rate risk, however, they react a bit different than a Treasury bond. Since these investments are collaterized by home mortgages, when the consumer refinances or sells his/her home, or makes a large principal payment these bonds will pay additional principal than scheduled. Normally this happens in a falling interest rate cycle, hence the principal received on the bonds are reinvested at a lower rate. Also, if the bonds were purchased at a premium, these premiums are written off over a shorter period of time hence reducing the interest income and yield on these bonds. This type of investment also has extension risk which is a form of interest rate risk. This is the risk that rates will rise and the consumer will not refinance or sell their home, and hence the bond"s average life will extend and the yield will be lower than the market on the bonds for a greater period of time. With these risks considered, the bank is compensated for the bonds with an higher yield when purchased than a similar Treasury Bond. This is the philosophy for purchasing these bonds.

Total debt was reduced by nearly $5,000,000 by year end with the proceeds from the sale of securities. However, interest expense on these Notes Payable increased by $246,000 over 1994. This was due in part, to an increased cost of funds during 1995, whereby the average cost went from 5.56 percent in 1994 to
6.65 percent in 1995, and as a result of an increase in the average balance of short term borrowings and long term debt for 1995. Total deposits, including Fed Funds Purchased and Repurchase Agreements fell 9 percent or $7,400,000 during 1995. Bank customers transferred money out of savings and other interest bearing accounts into Time Certificates, which showed an increase of $2,001,000. Time Certificates represent higher cost of funds for the Company which resulted in an increase of interest expense of $100,000 over 1994. The Company feels the reason for the decline in deposits is largely the result of customers moving money into annuities and mutual funds where they can earn higher returns. Net interest income, which is the difference between interest income and interest expense was up 5 percent as a result of the preceding transactions.

In December 1995, the Company took advantage of the amnesty period offered by FASB 115 to reclassify investment securities from the Held to Maturity (HTM) portfolio into the Available for Sale (AFS) portfolio with no penalties. The Company moved its entire Investment Portfolio to Available For Sale. At December 31, 1994 the Investment portfolio was comprised of 46 percent Held to Maturity securities and 54 percent Available For Sale securities. By moving all of the securities into the Available For Sale Portfolio, the Company can better manage liquidity concerns, volatility and net interest margin risks. The Company has greater exposure to potential reductions in Stockholders Equity if there is a large unrealized loss in the investment portfolio. However, the Company feels that with the ability to manage the Investment portfolio, the potential exposure will be minimized. The fair value of the Company's Available for Sale securities exceeded its cost by $291,000 at December 31, 1995 creating an unrealized gain, compared with 1994 which showed an unrealized loss of $1,276,000. Total Stockholders Equity increased by $1,969,000, mainly due to earnings and the change in unrealized gains/losses in the Investment Portfolio.

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

The Company predicts a prosperous year for 1996, and expects the economy and the interest rate cycle to remain fairly calm.
- ---------------------
1994 Compared to 1993
- ---------------------
The Company had a 42.8 percent decrease in net income from $1,027,000 in 1993 to $587,000 in 1994. This decrease resulted primarily from the sale of certain of the Company's investment securities at a loss and the purchase and installation of a systems upgrade for the Company. Total assets increased from $97,729,000 in 1993 to $103,857,000 in 1994, a 6.3 percent increase. Total loans increased by approximately 16.3 percent from $29,052,000 in 1993 to $33,775,000 in 1994. The increase in loans was due, in part, to the repurchase from the Oregon Retirement System ("OPERF") of certain seasoned commercial real estate loans the Bank originally sold to the OPERF. The increase in loans was also due, in part, to the growth of commercial/agriculture loans. These loans grew 17.6 percent from $17,211,000 in 1993 to $20,237,000 in 1994. The allowance for loan losses equaled $483,000 at December 31, 1994 which represented 1.43 percent of gross loans. At December 31, 1993, the allowance totaled $488,000 and represented 1.6 percent of gross loans. The Company had net charge off loans of $5,000 in 1994 compared to $39,000 in 1993. Non performing loans were $168,000 at December 31, 1994, compared with $3,000 December 31, 1993. The loan portfolio continues to be of strong credit quality which reflects the Company's conservative policy.

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

The Company purchased in 1994 computer equipment to support the FIserve Comprehensive Banking System, a new system upgrade. The purchase of this equipment is reflected in the increase of Bank Premises from $2,608,000 in 1993 to $2,941,000 in 1994. The systems upgrade includes computers, networking equipment, etc. and in management's view, will result in increased efficiency and customer service. Salaries and benefits for employees also increased from $1,590,000 in 1993 to $2,150,000 in 1994 due to the change in estimate of retirement benefits and due to the overtime and training costs in connection with the installation and purchase of the new computer system. Cash lows for the purchase of premises, furniture, and equipment was up from $108,000 in 1993 to $622,000 in 1994, also due to the installation and purchase of the systems upgrade. The total noninterest expenses were up 18 percent in 1994 for a total of $4,600,000, representing an annualized ratio of noninterest expense to total revenue of 62.1 percent in 1994 compared to 59.8 percent in 1993.
- ---------------------
1993 Compared to 1992
- ---------------------
Total assets increased slightly from $97,085,000 in 1992 to $97,729,000 in 1993. Loans, on the other hand, increased by approximately 20 percent from $24,028,000 in 1992 to $29,052,000 in 1993. The amount of the loans increased as a result of the Company's commitment to increase its loan-to-deposit ratio in order to improve the return on its assets. Consumer loans almost doubled from $4,440,000 in 1992 to $7,264,000 in 1993 and commercial/agricultural loans jumped up 20 percent from $14,352,000 in 1992 to $17,211,000 in 1993. The
Company reduced the allowance for loan loss by $537,000 to satisfy the requirements of the Comptroller of Currency, which allowance now represents 1.6 percent of the Company's gross loans. At December 31, 1992, the allowance for loan loss represented 4.4 percent of the Company's gross loans. The Company recognized as income the $537,000 reduction in the allowance for loan loss in 1993 as a negative provision for a loan loss. The Company had net charge off loans of $39,000 in 1993 as compared to net recoveries of $64,000 in 1992. Non-accrual loans at December 31, 1993, totaled only $3,000 compared with 1992 in which they totaled $315,000.

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

The Company had an 11 percent decrease in net income from $1,156,000 in 1992 to $1,027,000 in 1993 due to the items described above. The Company also incurred certain unanticipated expenses in 1993 which affected net income, including losses resulting from a robbery and the incurrence of additional professional fees in connection with certain nonrecurring matters.
- ---------
LIQUIDITY
- ---------
Liquidity represents the ability of the Company to insure that adequate funds are available to meet customer's borrowing needs and fluctuations in deposits.

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

The Company has implemented a funds management program. These measures are designed to achieve a minimum level of primary and secondary resources based upon analysis of the volatility of the deposits and loan demands as well as asset and liability mixes, yields and maturities.
- -----------------
CAPITAL RESOURCES
- -----------------
Capital resources to the Company represent the sources of liquidity previously discussed. These sources of liquidity can be obtained at various costs. The cost of these funds can change as market interest rates change. Capital resources are needed to meet investing and lending demands of the Company. The rates at which these funds can be invested (generally in Treasury and Agency securities or Collateralized Mortgage Obligations) or loaned to customers also vary as market interest rates change.

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

Exhibit 13.1 is the only exhibit amended on this amended 10-k405; no other exhibits, financial statements or reports on Form 8-K are included.
- -------------------------------------------------------------------------
Item 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
- -------------------------------------------------------------------------

                                                       1995
                                                      Annual       1995
                                                      Report       10-K
                                                       Page        Page
                                                      --------     ----
(a) The following are filed as part of this report

 1.Financial Statements..............................                 35
    The following Financial Statements included in
    the United Bancorp Annual Report for 1995 filed
    as Exhibit 13.1 to this report.
      Consolidated Balance Sheets as of December 31,
      1995 and 1994..................................      27
      Consolidated Statements of Income for the Years
      ended December 31, 1995, 1994, and 1993........      29
      Consolidated Statements of Cash Flows for the
      Years ended December 31, 1995, 1994, and 1993..      31
      Statement of Stockholders' Equity for the years
      ended December 31, 1995, 1994, and 1993........      33a
      Notes to Consolidated Financial Statements.....      34
      Five Year Summary of Operations................      54
      Report of Independent Accountants..............      55         35

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

Signatures
- ----------
   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED BANCORP

By:  \s\David A. Jackson                                    June ________, 1996
        David A. Jackson, Chairman of the Board of Directors

     \s\M. John Loosley                                     June ________, 1996
        M. John Loosley, Vice Chairman,
        President, and Director

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.
- --------------
Signatures                                                        Date
- --------------
     \s\David A. Jackson                                    June ________, 1996
        David A. Jackson, Chairman of
        the Board of Directors and Director

     \s\M. John Loosley                                     June ________, 1996
        M. John Loosley, Vice Chairman, President, and Director

     \s\Gary L. Kjensrud                                    June ________, 1996
        Gary L. Kjensrud, Vice President and Director

     \s\Linda A. Ganim                                      June ________, 1996
        Linda A. Ganim, Treasurer, Chief Financial Officer and Principal Accounting Officer

     \s\William C. Stiles                                   June ________, 1996
        William C. Stiles, Vice President and Director

     \s\Lance C. Short                                      June ________, 1996
        Lance C. Short, Director

     \s\Lauren D. Young                                     June ________, 1996
        Lauren D. Young, Director

     \s\Peter Nilsen                                        June ________, 1996
        Peter Nilsen, Secretary

     \s\Rickar D. Watkins                                   June ________, 1996
        Rickar D. Watkins, Director

     \s\Brian R. Pargeter                                   June ________, 1996
        Brian R. Pargeter, Director

     \s\Clint Newell                                        June ________, 1996
        Clint Newell, Director

     \s\Pete Martini                                        June ________, 1996
        Pete Martini, Director
                                       -25-