Form 10-Q
period 1996-06-30
UNITED BANCORP /OR/
filed 1996-08-08
CIK 101032

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ----------------------

                                  FORM 10 - Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarter ended June 30, 1996

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
The number of shares of common stock, par value $2.50, outstanding at July
17, 1996, was 440,479
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                        UNITED BANCORP AND SUBSIDIARIES
                                   FORM 10-Q
                                     INDEX

PART I    FINANCIAL INFORMATION                                           PAGE
          -------------------------

Item 1:   Financial Statements
          --------------------

          Consolidated Balance Sheets at June 30, 1996 and
          December 31,1995...............................................    3

          Consolidated Statements of Income for the three months ended
          June 30,1996 and June 30, 1995.................................    5

          Consolidated Statements of Income for the six months ended
          June 30, 1996 and June 30, 1995................................    7

          Consolidated Statements of Changes in Cash Flows for the six
          months ended June 30, 1996 and June 30, 1995...................    9

          Computation of Earnings per Share for the three months ended
          June 30, 1996 and June 30, 1995................................   11

          Computation of Earnings per Share for the six months ended
          June 30, 1996 and June 30, 1995................................   12

          Notes to Condensed Consolidated Financial Statements,
          June 30, 1996..................................................   13

Item 2.   Management's Discussion and Analysis of Financial Conditions
          and Results of Operation.......................................   14

Part II   OTHER INFORMATION..............................................   16

Item 1.   Legal Proceedings..............................................   16

Item 2.   Changes In Securities..........................................   16

Item 3.   Defaults upon Senior Securities................................   16

Item 4.   Submission of Matters to a Vote of Security Holders............   16

Item 5.   Other Information..............................................   16

Item 6.   Exhibits and Reports on Form 8-K

          EX-27  Financial Data Schedule (Filed electroniccaly only).....   16


Signatures...............................................................   17

                        UNITED BANCORP AND SUBSIDIARIES
                          Consolidated Balance Sheets
                           (In Thousands of Dollars)

                                                      June 30,     December 31,
                                                        1996          1995
                                                    -------------  ------------
                                                    (Unaudited)    (Audited)

ASSETS
- ------
Cash and cash equivalents:
     Cash and due from banks.....................   $    5,431     $     3,899
     Interest bearing deposits with bank.........          -0-             -0-
                                                     ---------      ----------
         Total cash and cash equivalents.........        5,431           3,899

Securities:
     Held-To-Maturity:...........................          -0-             -0-

     Available-For-Sale .........................       47,038          46,669
                                                     ---------      ----------
         Total Securities........................       47,038          46,669

Loans  ..........................................       39,666          39,985
     Less allowance for loan losses..............         (539)           (476)
                                                     ---------      ----------
         Net loans...............................       39,127          39,509

Bank premises, furniture and equipment...........        2,712           2,769
Accrued interest receivable and other assets.....        1,012           1,013
Deferred tax assets..............................          256             -0-
                                                     ---------      ----------
Total Assets.....................................   $   95,576     $    93,859
                                                     =========      ==========
LIABILITIES:
- -----------
Deposits:
     Demand......................................   $   12,202     $    10,947
     Interest bearing............................       25,605          27,057
     Savings.....................................       11,363          12,684

     Time Certificates:
         Certificates of $100m or Larger.........          967             874
         Certificates less than $100m............       14,115          12,547
                                                     ---------      ----------
     Total Deposits..............................       64,252          64,109


                        UNITED BANCORP AND SUBSIDIARIES
                          Consolidated Balance Sheets
                           (In Thousands of Dollars)
                                  (Continued)

                                                      June 30,    December 31,
                                                       1996          1995
                                                    (Unaudited)   (Audited)


Federal funds purchased and securities sold under
agreements to repurchase.........................       10,628          10,467

Bank Line of Credit..............................          -0-           2,646

Notes Payable....................................        8,704           4,103

Debt of Employee Stock Ownership Plan............          268             233

Other liabilities................................          617             658

Deferred Tax Liability...........................          -0-             182
                                                      --------       ---------
     Total Liabilities...........................       84,469          82,398

STOCKHOLDERS' EQUITY:
     Common stock $2.50 par value, 5,000,000 shares
     authorized; 440,441 and 438,534 issued and
     outstanding at September 30, 1995 and December
     31, 1994 respectively.......................        1,101           1,101

Additional paid-in capital.......................        3,514           3,515
Retained Earnings................................        7,286           6,899
Deferred compensation under Employee Stock
Ownership Plan...................................         (268)           (233)
Net unrealized gains (losses) on securities
Available-For-Sale, net of $33 and $490 of deferred
income tax expense, respectively.................         (526)            179
                                                     ---------      ----------
    Total stockholders' equity...................       11,107          11,461
                                                     ---------      ----------
Total Liabilities and Stockholders' Equity.......   $   95,576     $    93,859
                                                     =========      ==========

           See notes to condensed consolidated financial statements.


                        UNITED BANCORP AND SUBSIDIARIES
                       Consolidated Statements of Income
                           (In Thousands of Dollars)

                                                        Three Months Ended
                                                      June 30,       June 30,
                                                        1996          1995
                                                    (Unaudited)    (Unaudited)
Interest Income
     Loans.......................................   $    1,052     $       977
     Federal funds sold and interest bearing
     deposits with bank..........................            7              14
Securities
     Taxable.....................................          638             727
     Exempt from Federal Income Taxes............          121              98
                                                     ---------      ----------
        Total Interest Income....................        1,818           1,816

Interest Expense
     Deposits....................................          373             323
     Federal funds purchased and securities sold
     under agreements to repurchase..............          133              94
     Notes Payable...............................          120             192
                                                     ---------      ----------
        Total Interest Expense...................          626             609


           Net Interest Income...................        1,192           1,207
     Provision (Credit) for loan losses..........           30              30
                                                     ---------      ----------
           Net Interest Income after provision
           for loan losses.......................        1,162           1,177

Non-Interest Income
     Service charges on deposit accounts.........          120             126
     Other service charges, commissions and fees.           53              41
     Other Income................................           23              15
                                                     ---------      ----------
        Total Non-Interest Income................          196             182

Non-Interest Expense
     Salaries and employee benefits..............          484             575
     Net Occupancy and Equipment.................          140             147
     Losses (Gains) on sale of securities........          (38)            (49)
     Other.......................................          333             355
                                                     ---------      ----------
        Total Non-Interest Expense...............          919           1,028

                        UNITED BANCORP AND SUBSIDIARIES
                       Consolidated Statements of Income
                           (In Thousands of Dollars)
                                 (Continued)

                                                        Three Months Ended
                                                       June 30,     June 30,
                                                         1996         1995
                                                    (Unaudited)    (Unaudited)


     Income Before Income Taxes..................          439             331

        Provision for Income Taxes...............          151             106
                                                     ---------      ----------
           NET INCOME............................   $      288     $       225
                                                     =========      ==========

           See notes to condensed consolidated financial statements.


                        UNITED BANCORP AND SUBSIDIARIES
                       Consolidated Statements of Income
                           (In Thousands of Dollars)

                                                         Six Months Ended
                                                      June 30,      June 30,
                                                        1996          1995
                                                    (Unaudited)    (Unaudited)

Interest Income
     Loans.......................................   $    2,101     $     1,903
     Federal funds sold and interest bearing
     deposits with bank..........................           10              48
Securities
     Taxable.....................................        1,255           1,596
     Exempt from Federal Income Taxes............          246             193
                                                     ---------      ----------
        Total Interest Income....................        3,612           3,740

Interest Expense
     Deposits....................................          716             626
     Federal funds purchased and securities sold
     under agreements to repurchase..............          306             246
     Notes Payable...............................          202             386
                                                     ---------      ----------
        Total Interest Expense...................        1,224           1,258

           Net Interest Income...................        2,388           2,482
     Provision (Credit) for loan losses..........           60              30
                                                     ---------      ----------
           Net Interest Income after provision
           for loan losses.......................        2,328           2,452

Non-Interest Income
     Service charges on deposit accounts.........          237             248
     Other service charges, commissions and fees.          103              85
     Other Income................................           26              20
                                                     ---------      ----------
        Total Non-Interest Income................          366             353

Non-Interest Expense
     Salaries and employee benefits..............        1,011           1,129
     Occupancy and Equipment.....................          280             306
     Losses (Gains) on sale of securities........          (68)           (107)
     Other.......................................          613             720
                                                     ---------      ----------
        Total Non-Interest Expense...............        1,836           2,048
                                                     ---------      ----------


                        UNITED BANCORP AND SUBSIDIARIES
                       Consolidated Statements of Income
                           (In Thousands of Dollars)
                                  (Continued)


                                                         Six Months Ended
                                                     June 30,        June 30,
                                                       1996           1995
                                                    (Unaudited)    (Unaudited)

           Income Before Income Taxes............          858             757

     Provision for Income Taxes..................          279             242
                                                     ---------      ----------
           NET INCOME............................   $      579     $       515
                                                     =========      ==========


           See notes to condensed consolidated financial statements.



                        UNITED BANCORP AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                           (In Thousands of Dollars)

                                                         Six Months Ended
                                                     June 30,        June 30,
                                                       1996            1995
                                                    (Unaudited)    (Unaudited)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
- -------------------------------------------------
Cash flows from operating activities:
  Net Income.....................................   $      579     $       515
  Reconciliation of net income to net cash
    provided by operating activities:
    Loss on disposal of furnituere and equipment.          -0-             -0-
    Depreciation and Amortization................          152             152
    Provision (Credit) for Loan Losses...........           60              30
    Provision (Credit) for Deferred Income Taxes.          -0-             -0-
    Compensation paid in stock...................          -0-             -0-
    Stock dividend received on FHLB stock........          (46)            (38)
    Amortization of securities' discounts and
    premiums.....................................           14             (15)
    Net realized (Gains) Loss on sale of
    securities Available for Sale................          (68)           (107)
    Decrease (Increase) in accrued interest
    receivable and other assets..................            1             166
    Increase (Decrease) in other liabilities.....          (41)            168
                                                    ----------     -----------
      Net cash provided by operating activities..          651             870

Cash flows from investing activities:
    Securities:
      Available For Sale:
        Maturities...............................        7,710           1,153
        Purchase.................................      (15,000)            -0-
        Proceeds from sales of securities........        5,877          10,627
      Held-to-Maturity:
        Maturities...............................          -0-           2,947
        Purchase.................................          -0-            (899)
    Net (Increase) decrease in loans.............          322          (7,998)
    Purchase of furniture and equipment..........          (95)            (81)
                                                    ----------     -----------
      Net cash provided by (used in) investing
      activities.................................       (1,186)          5,748


                        UNITED BANCORP AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                           (In Thousands of Dollars)
                                  (Continued)


                                                         Six Months Ended
                                                     June 30,        June 30,
                                                       1996            1995
                                                    (Unaudited)    (Unaudited)

Cash flows from financing activities:
    Net increase (Decrease) in demand deposits,
      interest bearing transaction, & savings
        accounts.................................       (1,518)         (5,096)
    Proceeds from sales of certificates of
      deposit greater (less) than payments for
        maturing time deposits...................        1,661             819
    Proceeds from issuance of ESOP Debt..........           25              68
    Stock purchase for ESOP......................          (25)            (68)
    Net increase (Decrease) in federal funds
      purchased and securities sold under
        repurchase agreements....................          161          (9,011)
    Net borrowings from bank line of credit......       (2,646)            -0-
    Net advances from FHLB of Seattle............        4,896           5,000
    Repayment of debt............................         (294)           (294)
    Retirement of stock..........................          (37)            -0-
    Proceeds from issuance of stock..............           37             35
    Cash dividends paid..........................         (193)           (185)
                                                     ---------      ----------
       Net cash provided by (used in) financing
       activities................................        2,067          (8,732)

Net increase (Decrease) in cash and cash
equivalents......................................        1,532          (2,114)

Cash and cash equivalents at beginning of the year.      3,899           7,068
                                                     ---------      ----------
Cash and cash equivalents at the end of the period. $    5,431     $     4,954
                                                     =========      ==========

NON CASH INVESTING AND FINANCING ACTIVITIES:
Change in unrealized gains (losses) on securities
  available-for-sale, net deferred income tax....   $     (705)    $       516
CASH PAID DURING THE YEAR FOR:
  Interest.......................................   $    1,104     $     1,116
  Income Taxes...................................   $      297     $       191




           See notes to condensed consolidated financial statements.

                        UNITED BANCORP AND SUBSIDIARIES
                       Computation of earnings per share
                     (000.'S omitted except per share data)

                                                   Three Months Ended June 30,
                                                -------------------------------
                                                        1996          1995
                                                     ----------    -----------
                                                    (Unaudited)    (Unaudited)
Primary:

     Average shares outstanding..................      440,481         440,441

     Net Income..................................   $      288     $       225

     Per share amount............................   $     0.65     $      0.51
                                                     =========      ==========


                        UNITED BANCORP AND SUBSIDIARIES
                       Computation of earnings per share
                    (000.S' Omitted, except per share data)

                                                    Six months Ended June 30,
                                                 ------------------------------
                                                       1996            1995
                                                    ----------     -----------
                                                    (Unaudited)    (Unaudited)

Primary:

     Average shares outstanding..................      439,954         440,024

     Net Income..................................   $      579     $       515

     Per share amount............................   $     1.32     $      1.17
                                                     =========      ==========



                       UNITED BANCORP AND SUBSIDIARIES
                       -------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 1996

Note A ---- BASIS OF PRESENTATION


The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 - 01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

UNITED BANCORP AND SUBSIDIARIES

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Total assets at June 30, 1996 equaled $95.576 million, representing an increase from December 31, 1995 of $1.7 million or 1.8%. This was due in part to the Company's increase in Notes Payable to purchase seasoned commercial real estate loans. However, gross loans decreased by $319,000 from $39.985 million at December 31, 1995 to $39.666 million at June 30, 1996, due to substantial principal payoff's of seasonal agricultural loans in the last week of June 1996. The proceeds from these principal payments is reflected in the amount of cash and due from banks, which will be used to pay down short term debt. Interest income on loans increased $198,000 for the six month period ending June 30, 1996, compared to the six month period ending June 30, 1995. This was largely due to the average balance of loans increasing by $3.5 million, from $35.5 million for the six month period ended June 30, 1995, compared to $39.0 million for the six month period ended June 30, 1996. At December 31, 1995, the loan loss reserve was $476,000 which represented 1.19% of outstanding gross loans. The Company recognized a provision for loan losses during the first six months of 1996 of $60,000 and had net recoveries of loans of $3,000 which brought the loan loss reserve to $539,000 at June 30, 1996. This represents 1.36% of outstanding gross loans.

Investment securities increased to $47.038 million in June 30, 1996 compared to $46.669 million in December 31, 1995. Interest income from investments decreased however by $288,000 when compared to the six month period ending June 30, 1995. This was due in part to the average balance of investment securities decreasing from $50.5 million at June 30, 1995 compared to $47.0 million at June 30, 1996 and to the average yield on the investment portfolio decreasing from 7.07 percent at June 30, 1995 compared to 6.38 percent at June 30, 1996. The decrease in investments was repositioned into an increase in the loan portfolio. Interest income on tax exempt securities increased by $53,000, which reflects a shift in the investment securities portfolio to tax exempt securities. The average balance of tax exempt securities for the six month period ending June 30, 1995 increased to $10.3 million, when compared to $8.1 million for the six month period ending June 30, 1995. Certain securities were called by the issuers or were sold which resulted in a $68,000 gain.

Demand and Interest Bearing Deposits decreased by $197,000 to $37.8 million (a
 .5% decrease), while Savings Deposits decreased by $1.3 million to $11.4 million (a 10.2% decrease) since December 31, 1995. Part of the decrease was shifted into Time Certificates of Deposit which increased from $13.4 million at December 31, 1995 to $15.1 million at June 30, 1996. Other borrowings for the first six months of 1996 increased by $2.1 million to $19.3 million. This consists of the increase in Notes Payable of $4.6 million and the decrease in Securities Sold under Agreement to Repurchase and Bank Line of Credit of $2.5 million for the period ending June 30, 1996. The increase in Notes Payable was used to purchase certain investment securities and seasoned commercial real estate loans.

Interest expense on deposits and other funding liabilities decreased $34,000 to $1.224 million for the six months ended June 30, 1996, compared to $1.258 million for the six months ended June 30, 1995. Net interest income decreased $94,000, from $2.482 million for the six months ended June 30, 1995, compared to $2.388 million for the six months ended June 30, 1996.

Non Interest Income increased $13,000 to $366,000 compared to June 30, 1995 due to other service charge income and miscellaneous other income. The Company implemented a cost reduction awareness program in 1996 which has significantly contributed to the decrease in non interest expenses. Salaries and Employee Benefits expense decreased by $118,000 when compared to the same period in 1995, due primarily to staff reductions through attrition, unfilled positions and a reduction in hours worked. In 1995 the Company invested in major building repairs which accounts for the $26,000 reduction of occupancy expense for the period ending June 30, 1996. Other expenses decreased by $107,000 due primarily to reductions in FDIC assessments of $75,000, professional fees, correspondent bank fees and outside data processing expenses. Non interest expenses were offset by a gain on the call and sale of certain investment securities of $68,000, compared to a gain of $107,000 for the same period during 1995. Total net income for the first six months of 1996 increased over the same period of 1995 by $64,000 or 12.4 percent to a total of $579,000.

UNITED BANCORP AND SUBSIDIARIES

PART II   OTHER INFORMATION

  ITEM 1.   LEGAL PROCEEDINGS

            NONE

  ITEM 2.   CHANGES IN SECURITIES

            NONE

  ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

            NONE

  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            NONE

  ITEM 5.   OTHER INFORMATION

  On May 24, 1996, the Company filed a Rule 13E-3 Transaction Statement with the Securities and Exchange Commission, as amended by Amendment No. 1 to
  Schedule 13E-3 Transaction Statement filed on July 11, 1996, with respect to a special meeting of the stockholders to be held on August 27, 1996 at which the stockholders will consider and vote upon a proposal to approve and adopt Articles of Amendment to the Company's Second Restated Articles of Incorporation providing (a) for a reduction in the number of authorized shares of the Company's common stock $2.50 par value (the "Common Stock"), from 5,000,000 shares of Common Stock to 83,334 shares of Common Stock, $150 par value (the "New Common Stock"), (b) for a 60 to one reverse stock split of the Company's Common Stock, and (c) for a cash payment in the amount of $27.00 per share of the currently outstanding Common Stock in lieu of the issuance of any resulting fractional shares of the New Common Stock to stockholders who, after the reverse stock split, own less than one share of the New Common Stock (collectively, the "Reverse Stock Split"). If the Reverse Stock Split is approved by the holders of the majority of the currently issued and outstanding Common Stock at the special meeting, the Company expects to file Articles of Amendment to the Second Restated Articles of Incorporation with the Secretary of State of the State of Oregon on August 27, 1996, immediately following the special meeting, as soon as practical thereafter. Upon the filing of the Articles of Amendment, the Company's reporting obligations under the Securities and Exchange Act of 1934 will be suspended upon notification to the Securities and Exchange Commission. The Company expects to notify the Securities and Exchange Commission of the suspension of its reporting obligations as promptly as possible after filing the Articles of Amendment.

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



                                                       UNITED BANCORP
                                                        (REGISTRANT)




Date      08/07/96                       By \s\LINDA GANIM, TREASURER
                                               ---------------------------
                                               Linda Ganim, Treasurer,
                                               (Principal Accounting Officer)



Date      08/07/96                       By \s\M. JOHN LOOSLEY
                                               --------------------
                                               M. JOHN LOOSLEY
                                               President